Form 10-Q
period 2008-09-30
ALTERNATE ENERGY HOLDINGS, INC.
filed 2009-02-06
CIK 1421874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------

 (Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2008

 __   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                 For the transition from ______ to _______

                        COMMISSION FILE NUMBER: 000-53451

                         ALTERNATE ENERGY HOLDINGS, INC.
                         -------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                       20-5689191
----------------------------------             -------------------------------
   (STATE OF INCORPORATION)                      (IRS EMPLOYER ID NUMBER)

              911 E. WINDING CREEK DR., SUITE 150, EAGLE, ID 83616
            ---------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  208-999-9311
                           --------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                          Yes[__]                        No[_X_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer         [___]       Accelerated filer             [___]
Non-accelerated filer           [___]       Smaller reporting company     [_X_]
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                          Yes[__]                        No[_X_]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of September 30, 2008, there were 74,703,263 shares of the registrant's common stock issued and outstanding.


                                                     TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                 PAGE

Item 1.  Financial Statements
                                    Balance Sheets - September 30, 2008 (Unaudited) and December 31, 2007 (Audited)             4

                                    Statements of Operations  (Unaudited) - Nine and Three  months ended  September             5
                                    30, 2008 and 2007 and From August 29, 2005 (Inception) to September 30, 2008

                                    Statements of Changes in  Shareholders'  Equity  (Unaudited) -  From August 29,             6
                                    2005 (Inception) to September 30, 2008

                                    Statements of Cash Flows  (Unaudited) - Nine months ended September 30, 2008 and           10
                                    2007 and From August 29, 2005 (Inception) to September 30, 2008

                                    Notes to the Financial Statements (Unaudited)                                              11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                                 15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  - Not Applicable                                          17

Item 4.  Controls and Procedures                                                                                               18

Item 4T. Controls and Procedures - Not Applicable                                                                              18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                                                    18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                           18

Item 3.  Defaults Upon Senior Securities - Not Applicable                                                                      18

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                                                  19

Item 5.  Other Information - Not Applicable                                                                                    19

Item 6.  Exhibits                                                                                                              19

SIGNATURES                                                                                                                     20


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                SEPTEMBER 30,    DECEMBER 31,
                                                    2008            2007
                                                 UNAUDITED        AUDITED
                                                ------------    -------------
CURRENT ASSETS:
  Cash and Cash Equivalents                     $   341,459     $    269,431
  Deposits                                           58,000           55,000
  Due from Related Parties                           10,000                -
                                                ------------    -------------

       Total Current Assets                         409,459          324,431
                                                ------------    -------------


TOTAL ASSETS                                    $   409,459     $    324,431
                                                ============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                             $    43,016           33,066
   Due to Related Parties                                 -                -
                                                ------------    -------------

       Total Current Liabilities                     43,016           33,066
                                                ------------    -------------

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.001, 150,000,000
    shares authorized;  74,703,263 and
    42,715,274 issued and outstanding on
    September 30, 2008 and December 31, 2007         74,703           42,715
   Additional Paid in Capital                     8,450,003        5,158,253
   Treasury Stock                                   (20,000)         (20,000)
   Deficit Accumulated During Development Stage  (8,138,263)      (4,889,603)
                                                ------------    -------------

     Total Stockholders' Equity                     366,443          291,365
                                                ------------    -------------

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY        $   409,459     $    324,431
                                                ============    =============






              The accompanying notes are an integral part of these
                        consolidated financial statements.

                                                  ALTERNATE ELNERGY HOLDIGNS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                             For The Three Months Ended        For the Nine Months Ended           Inception
                                                  September 30,                     September 30,                      to
                                               2008             2007             2008             2007        September 30, 2008
                                          ---------------  ---------------- ---------------  ---------------- --------------------

REVENUE:                                  $            -   $             -  $            -   $             -  $                 -
                                          ---------------  ---------------- ---------------  ---------------- --------------------

OPERATING EXPENSES:
 General and Administrative Expenses             389,294         1,016,472       3,259,090         2,007,880            9,166,950
                                          ---------------  ---------------- ---------------  ---------------- --------------------

NET LOSS FROM OPERATIONS                        (389,294)       (1,016,472)     (3,259,090)       (2,007,880)          (9,166,950)
                                          ---------------  ---------------- ---------------  ---------------- --------------------

OTHER INCOME (EXPENSE):
 Interest Expense                                  1,792            10,530          10,431            16,024               30,568
 Gain on Sales of Investments                          -                 -               -                 -                1,626
 Interest Expense                                      -                 -               -                 -               (3,507)
                                          ---------------  ---------------- ---------------  ---------------- --------------------
        Total Other Expense                        1,792            10,530          10,431            16,024               28,687
                                          ---------------  ---------------- ---------------  ---------------- --------------------

LOSS BEFORE NON-CONTROLLING
  INTEREST IN VARIABLE INTEREST
  ENTITY                                        (387,502)       (1,005,942)     (3,248,659)       (1,991,856)          (9,138,263)

Non-Controlling interest in Variable
   Interest Entity                                     -                 -               -                 -            1,000,000
                                          ---------------  ---------------- ---------------  ---------------- --------------------


NET LOSS                                  $     (387,502)  $    (1,005,942) $   (3,248,659)  $    (1,991,856) $        (8,138,263)
                                          ===============  ================ ===============  ================ ====================

NET LOSS PER COMMON STOCK                 $        (0.01)  $         (0.03) $        (0.06)  $         (0.06)
                                          ---------------  ---------------- ---------------  ----------------

WEIGHTED AVERAGE SHARES OUTSTANDING           73,934,002        33,930,480      58,709,269        32,745,980
                                          ---------------  ---------------- ---------------  ----------------








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                               ALTERNATE ENERGY HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2008
                                                         (UNAUDITED)

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                    NUMBER OF                ADDITIONAL             DURING THE
                                                     COMMON       COMMON       PAID IN   TREASURY   DEVELOPMENT
                                                     SHARES        STOCK       CAPITAL     STOCK       STAGE          TOTAL
                                                   -----------     --------- ----------- ---------- -------------  -----------
Founder Shares issued August 29, 2005               14,800,000    $   14,800 $   (14,800)$       - $           -   $        -

Issuance of Common Stock for Services

    October                                          3,249,999         3,250      54,250         -        57,500            -

Amortization of common stock for services

    October                                                  -             -       8,750         -         8,750            -

    November                                                 -             -       8,750         -         8,750            -

    December                                                 -             -       8,750         -         8,750            -

Issuance of Common Stock for Receivable:

    September                                          600,000           600      24,400         -        25,000            -

    November                                           300,000           300      14,700         -        15,000            -

Net Loss                                                     -             -           -         -      (100,692)    (100,692)
                                                   -----------     --------- ----------- ---------- -------------  -----------
Balances, December 31, 2005                         18,949,999        18,950     104,800         -      (100,692)      23,058
                                                   -----------     --------- ----------- ---------- -------------  -----------


                                                         (continued)


                    The accompanying notes are an integral part of these consolidated financial statements.

                                               ALTERNATE ENERGY HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2008
                                                         (UNAUDITED)

                                                         (continued)

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                    NUMBER OF                ADDITIONAL             DURING THE
                                                     COMMON       COMMON       PAID IN   TREASURY   DEVELOPMENT
                                                     SHARES        STOCK       CAPITAL     STOCK       STAGE          TOTAL
                                                   -----------     --------- ----------- ---------- -------------  -----------
Nussential Holdings Inc. shareholders
     prior to merger                                 4,252,088         4,252      (4,252)        -             -            -

Issuance of Common Stock for Services

     September                                       1,149,999         1,150   1,157,599         -             -    1,158,749

     November                                          100,000           100      89,900         -             -       90,000

Amortization of common stock for services

     January                                                 -             -       8,750         -             -        8,750

     February                                                -             -       8,750         -             -        8,750

     March                                                   -             -       8,750         -             -        8,750

     April                                                   -             -       8,750         -             -        8,750

     May                                                     -             -       8,750         -             -        8,750

     June                                                    -             -       8,750         -             -        8,750

     July                                                    -             -       8,750         -             -        8,750

     August                                                  -             -       8,750         -             -        8,750

Issuance of Common Stock for Cash

     March                                           1,000,000         1,000      49,000         -             -       50,000

     May                                               400,000           400      19,600         -             -       20,000

     June                                              100,000           100       4,900         -             -        5,000

     October                                           273,000           273     176,227         -             -      176,500

     November                                          116,000           116      38,550         -             -       38,666

     December                                           75,000            75      31,758         -             -       31,833

Purchase of Treasury Stock                                   -             -           -   (20,000)            -      (20,000)

Net Loss                                                     -             -           -         -    (1,394,711)  (1,394,711)
                                                   -----------     --------- ----------- ---------- -------------  -----------
Balances, December 31, 2006                         26,416,086        26,416   1,738,082   (20,000)   (1,495,403)     249,095
                                                   -----------     --------- ----------- ---------- -------------  -----------

                                                         (Continued)

                    The accompanying notes are an integral part of these consolidated financial statements.


                                               ALTERNATE ENERGY HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2008
                                                         (UNAUDITED)

                                                         (continued)

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                    NUMBER OF                ADDITIONAL             DURING THE
                                                     COMMON       COMMON       PAID IN   TREASURY   DEVELOPMENT
                                                     SHARES        STOCK       CAPITAL     STOCK       STAGE          TOTAL
                                                   -----------     --------- ----------- ---------- -------------  -----------
Issuance of Common Stock for Services

     February                                          920,000           920     459,080         -             -      460,000

     March                                             300,000           300     149,700         -             -      150,000

     April                                             100,000           100      24,900         -             -       25,000

     June                                              550,000           550     136,950         -             -      137,500

     August                                            531,552           532     212,089         -             -      212,621

     September                                       4,583,200         4,583     478,697         -             -      483,280

     October                                           366,400           366     146,194         -             -      146,560

     November                                          457,000           457      65,943         -             -       66,400

     December                                           57,500            58       5,692         -             -        5,750

Issuance of Common Stock for Cash

     January                                            23,000            23      12,227         -             -       12,250

     February                                           55,000            55      27,445         -             -       27,500

     March                                              10,000            10       4,990         -             -        5,000

     April                                              25,000            25       9,975         -             -       10,000

     May                                               206,000           206      51,294         -             -       51,500

     June                                              180,000           180      42,820         -             -       43,000

     July                                            2,591,000         2,591     645,159         -             -      647,750

     August                                          2,521,036         2,521     626,238         -             -      628,759

     September                                          64,000            64      15,936         -             -       16,000

     October                                            20,000            20       4,980         -             -        5,000

     November                                          287,500           287      57,213         -             -       57,500

     December                                        2,451,000         2,451     242,649         -             -      245,100

Net Loss                                                     -             -           -         -    (3,394,200)  (3,394,200)
                                                   -----------     --------- ----------- ---------- -------------  -----------
Balances, December 31, 2007                         42,715,274        42,715   5,158,253   (20,000)   (4,889,603)     291,365
                                                   -----------     --------- ----------- ---------- -------------  -----------

                                                         (continued)

                    The accompanying notes are an integral part of these consolidated financial statements.

                                               ALTERNATE ENERGY HOLDINGS, INC.
                                                (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2008
                                                         (UNAUDITED)

                                                         (continued)
                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                                    NUMBER OF                ADDITIONAL             DURING THE
                                                     COMMON       COMMON       PAID IN   TREASURY   DEVELOPMENT
                                                     SHARES        STOCK       CAPITAL     STOCK       STAGE          TOTAL
                                                   -----------     --------- ----------- ---------- -------------  -----------
Issuance of Common Stock for Services

     January                                         1,312,250         1,312     129,913         -             -      131,225

     February                                           70,000            70       6,930         -             -        7,000

     March                                             183,250           183      18,142         -             -       18,325

     April                                              20,000            20       1,980         -             -        2,000

     May                                            14,556,875        14,557   1,441,131         -             -    1,455,688

     June                                            4,365,342         4,365     432,169         -             -      436,534

     July                                              798,625           798     158,927         -             -      159,725

     August                                             71,500            72      14,228         -             -       14,300

     September                                          25,430            25       5,061         -             -        5,086

Issuance of Common Stock for Cash

     January                                         7,720,000         7,720     764,280         -             -      772,000

     February                                        1,120,750         1,121     110,954         -             -      112,075

     March                                             225,000           225      22,275         -             -       22,500

     April                                             250,000           250      24,750         -             -       25,000

     May                                                50,000            50       4,950         -             -        5,000

     June                                              576,000           576      57,024         -             -       57,600

     July                                              307,301           308      31,072         -             -       31,380

     August                                            182,000           182      28,018         -             -       28,200

     September                                         153,666           154      39,946         -             -       40,100

Net Loss                                                     -             -           -         -    (3,248,660)  (3,248,660)
                                                   -----------     --------- ----------- ---------- -------------  -----------
Balances, September 30, 2008                        74,703,263     $  74,703 $ 8,450,003 $ (20,000) $ (8,138,263)  $  366,443
                                                   ===========     ========= =========== ========== =============  ===========


                    The accompanying notes are an integral part of these consolidated financial statements.



                                                             -9-



                                                   ALTERNATE ENERGY HOLDINGS, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                  NINE MONTHS ENDED                  INCEPTION TO
                                                                         SEPTEMBER 30,         SEPTEMBER 30,         SEPTEMBER 30
                                                                             2008                   2007                 2008
                                                                      --------------------   -------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                           $        (3,248,659)   $       (1,991,856)   $     (8,138,263)
                                                                      --------------------   -------------------   -----------------
   Adjustments to reconcile Net Loss to Net Cash
        Used by Operating  Activities -
        Common stock issued for services                                        2,229,879             1,468,541           5,319,493
        Loss from Variable Interest                                                     -                     -          (1,000,000)
        Change in operating Assets and Liabilities -
             Deposits                                                              (3,000)              (50,000)            (58,000)
             Due from Related Parties                                             (10,000)                    -              30,000
             Accounts Payable                                                       9,953                50,028              43,016
                                                                      --------------------   -------------------   -----------------
                  Total Adjustments
                                                                                2,226,832             1,468,569           4,334,509
                                                                      --------------------   -------------------   -----------------
      Net Cash Used by Operating Activities                                    (1,021,827)             (523,287)         (3,803,754)
                                                                      --------------------   -------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipt of Cash for Common Stock                                             1,093,855             1,441,759           3,165,213
   Cash Received from Non-Controlling Members                                           -                     -           1,000,000
   Purchase of Treasury Stock                                                           -                     -             (20,000)
   Advances from Related Parties                                                        -                 2,100                   -
                                                                      --------------------   -------------------   -----------------
        Net Cash Provided by Financing Activities                               1,093,855             1,443,859           4,145,213
                                                                      --------------------   -------------------   -----------------

NET (DECREASE) INCREASE IN CASH                                                    72,028               920,572             341,459

CASH - BEGINNING                                                                  269,431               254,022                   -
                                                                      --------------------   -------------------   -----------------

CASH - ENDING                                                         $           341,459    $        1,174,594    $        341,459
                                                                      ====================   ===================   =================


Supplemental Disclosures:
      Cash paid for Interest                                          $                 -    $                -    $          3,507
                                                                      ====================   ===================   =================

Non-Cash Investing and Financing Activities:
     Receivable for Sale of Common Stock                              $                 -    $                -    $         40,000
                                                                      ====================   ===================   =================


              The accompanying notes are an integral part of these
                       consolidated financial statements

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Alternate Energy Holdings, Inc., (and its subsidiaries Idaho Energy Complex Corporation and Reactor Development, LLC) formerly Nussentials Holdings Inc., is a development stage enterprise focused on the purchase, optimization and construction of green energy sources - primary nuclear power plants.

Sunbelt Energy Resources Inc. was formed on August 29, 2005 to operate in the alternate energy industry and has limited operational activity. In September 2006, Sunbelt acquired Nussential Holdings, Inc. by exchanging 17,900,000 shares of Sunbelt which represented 100% for 21,399,998 shares of common stock of Nussential Holdings Inc. As a result of the acquisition, the shareholders of Sunbelt owned a majority of the voting stock of Nussentials Holdings, Inc. which changed its name to Alternate Energy Holdings, Inc. The merger has been accounted for as a reverse merger whereby Alternate Energy Holdings, Inc. is the accounting acquirer resulting in a recapitalization of Alternate Energy Holdings, Inc.'s equity. In connection with and simultaneous to the reverse merger, Nussentials Corporation, a wholly owned subsidiary of Nussentials Holdings Inc. was transferred to Nussential Holdings, Inc. majority shareholder through issuance of 4,252,088 shares of common stock.

BASIS OF PRESENTATION

Development Stage Company

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company", as set forth in Statement of Financial Accounting Standards No. 7 ("SFAS"). Among the disclosures required by SFAS No. 7 are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Going Concern

In the Company's Audited Financial Statements for the fiscal year ended December 31, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the nine months ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $8,138,263 as of September 30, 2008.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and the and disclosures of contingent assets and liabilities. Accordingly, actual results could differ from those estimates. It is management's opinion that all adjustments necessary for the fair statement of the results for the interim period have been made. All adjustments are of normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments.

CASH AND CASH EQUIVALENTS

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Alternate Energy Holdings, Inc. does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations, or cash flow.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net loss per share is the same due to the absence of common stock equivalents.

STOCK BASED COMPENSATION

Alternate Energy Holdings, Inc. adopted SFAS No. 123(R), at inception. SFAS 123(R) requires all share-based compensation to employees, including stock options, to be expensed based on their fair market value over the required award service period. Alternate Energy Holding, Inc. uses the straight line method to recognize compensation expense related to share-based payments. For Alternate Energy Holdings, Inc.'s non-employees, share-based expense is recorded in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That are Issued to Other than Employees for Acquisition, or in Conjunction with Selling, Goods or Services." Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through September 30, 2008.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2 - INCOME TAXES

Alternate Energy Holdings, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Alternate Energy Holdings, Inc. incurred net losses in the nine months ending September 30, 2008 and 2007 and therefore, has no tax liability. The deferred tax asset generated by the carry-forward is approximately $ 2,767,009 at September 30, 2008 and will expire 20 years in 2028. Components of deferred tax assets at September 30, 2008 are as follows:

                   Deferred tax asset - net operating loss
                   Carry-forwards                                 $  2,767,009
                   Valuation Allowance                              (2,767,009)
                                                                  ------------
                                    Net deferred tax asset        $         -0-
                                                                  ============

NOTE 3 - COMMON STOCK

During 2006, Alternate Energy Holdings, Inc.

- Issued 4,252,088 shares of common stock to the Nussential Holdings shareholders in the reverse merger - See Note 1 for the details.
-    Issued 1,249,999 shares of common stock valued at $ 1,318,749 for services.
- Issued 1,964,000 shares of common stock for cash received in the amount of $321,999.
- Purchase 400,000 shares of treasury stock for cash in the amount of $20,000.

During 2007, Alternate Energy Holdings, Inc.

-    Issued 7,865,652 shares of common stock valued at $ 1,687,111 for services.
- Issued 8,433,536 shares of common stock for cash received in the amount of $ 1,749,359.

During 2008, Alternate Energy Holdings, Inc.

- Issued 21,403,272 shares of common stock valued at $ 2,229,879 for services.
- Issued 10,584,717 shares of common stock for cash received in the amount of $ 1,093,855.

NOTE 4 - COMMITMENTS

Alternate Energy Holdings, Inc lease it office space under a one-year lease and on a month-to-month basis under another lease. The one year lease is dated June 1, 2008 and expires May 2009. Rent Expense for the nine months ending September 30, 2008 and 2007 was $ 17,084 and $ -0-, respectively.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - VARIABLE INTEREST ENTITY

FASB Interpretation No. 46 requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Reactor Development, LLC was formed for the purpose of developing and managing an energy complex. Alternate Energy Holdings, Inc. invested $1,000,000 which represents approximately 50% of Reactor Development LLC's capital structure as of December 31, 2007.

Furthermore, the daily operating decisions of Reactor Development, LLC are made by the members of Alternate Energy Holdings, Inc.'s management. Under FASB Interpretation No. 46, Reactor Development, LLC is deemed a variable Interest Entity to Alternate Energy Holding, Inc. and as such Reactor Development, LLC's financial information has been consolidated with Alternate Energy Holdings, Inc. The consolidated financial statements includes the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under "Non-Controlling Interest in Variable Interest Entity" in the accompanying consolidated income statement. Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at September 30, 2008 and 2007, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN. IN CONNECTION WITH, AND BECAUSE WE DESIRE TO TAKE ADVANTAGE OF, THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE CAUTION READERS REGARDING CERTAIN FORWARD LOOKING STATEMENTS IN THE FOLLOWING DISCUSSION AND ELSEWHERE IN THIS REPORT AND IN ANY OTHER STATEMENT MADE BY, OR ON OUR BEHALF, WHETHER OR NOT IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS ARE STATEMENTS NOT BASED ON HISTORICAL INFORMATION AND WHICH RELATE TO FUTURE OPERATIONS, STRATEGIES, FINANCIAL RESULTS OR OTHER DEVELOPMENTS. FORWARD LOOKING STATEMENTS ARE NECESSARILY BASED UPON ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL AND MANY OF WHICH, WITH RESPECT TO FUTURE BUSINESS DECISIONS, ARE SUBJECT TO CHANGE. THESE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT ACTUAL RESULTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY, OR ON OUR BEHALF. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2007, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

PLAN OF OPERATIONS

Alternate Energy Holdings, Inc. (AEHI or the Company) is a development stage enterprise focused on the purchase, optimization and construction of green energy sources - primary nuclear power plants. The Company is in the business of serving the electric power generation industry by acquiring and developing nuclear plant sites and obtaining licenses for their construction and operation throughout the United States, specifically Idaho. The Company plans to evolve with the growing needs of the energy market to provide reliable, low cost, large-scale power production on a national scale. In addition, we will provide demand-side technology to reduce energy consumption by homes and businesses using renewables and power management.

The Company is currently in the process of raising funding for the construction of the first facility.

While the success of the nuclear facility project does not depend on financial assistance from the government, management believes that through the 2005 Energy Policy Act, the nuclear facility project may be eligible for an 80% federal loan guarantee for the construction of new nuclear facilities, and an applicable federal tax credit of $1 billion over eight years that should be sufficient to cover all operating expenses during that timeframe. Furthermore, the excess heat from this plant will be used to produce bio-fuels from local crops and agricultural waste.

The intended use of the funds for the LLC project is approximately 8% of the total shown below.

   ------------------------------------------------------------------- ---------
                                                                             $M
   ------------------------------------------------------------------- ---------
   PAYMENT TO OWNER FOR SITE LAND                                            15
   ------------------------------------------------------------------- ---------
   PAYMENT FOR COLA  PLUS 10% PRICE ESCALATION DUE TO DELAYS                 37
   ------------------------------------------------------------------- ---------
   PAYMENTS FOR THIRD PARTY PROJECT MANAGEMENT AND G&A                       7
   ------------------------------------------------------------------- ---------
   ADDITIONAL WATER RIGHTS                                                   6
   ------------------------------------------------------------------- ---------
                                                                TOTAL       $65M
   ------------------------------------------------------------------- ---------

The Company anticipates using the funds raised to pay listed categories as set forth. The Company will have complete discretionary control over the actual utilization of said funds.

Although the Company reserves the right to reallocate the funds according to field experience, AEHI believes that the net proceeds from the planned Offering will be sufficient to fund its initial capital requirements for the next year for operations. The foregoing assumes the Offering will be fully subscribed, but there can be no assurance AEHI will not require additional funds if unforeseen issues arise. Any additional required funds over the maximum Offering amount will need to be financed as a loan. The availability and terms of any future financing will depend on market and other conditions. The amount of proceeds and uses are based upon the projections by Management, which may also change according to unforeseen future events and market changes. There are no commitments for loans as of this date.

PROJECT ECONOMICS

AEHI believes that if it is able to raise 65 million dollars, it may develop a site licensed for construction of the advanced reactor by the end of 2012. AEHI believes that by acquiring and permitting the proposed site now, its ability to offer a Site and an NRC license 3 to 4 years sooner than might otherwise be achievable, will offer additional value to the Idaho site due to earlier power generation/revenue potential of the site.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007
--------------------------------------------------------------------------------

During the nine months ended September 30, 2008 and 2007, we did not recognize any revenues from our operational activities.

During the nine months ended September 30, 2008, we incurred operational expenses of $3,259,090 compared to $2,007,880 during the nine months ended September 30, 2007. The increase of $1,251,210 was a result of an increase of $761,338 in the expenses related to shares of common stock issued for services compared to the prior period. The remaining $489,872 is a result of an increase in operational expenses over the prior period.

During the nine months ended September 30, 2008, we recognized a net loss of $3,248,659 compared to a net loss of $1,991,856 for the nine months ended September 30, 2007. The increase of $1,256,803 was a result of the $1,251,210 increase in operational expenses discussed in the previous paragraph. During the nine months ended September 30, 2008 and 2007, the Company has net loss per share of $0.06.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007
--------------------------------------------------------------------------------

During the three months ended September 30, 2008 and 2007, we did not recognize any revenues from our operations.

During the three  months  ended  September  30,  2008,  we incurred  operational expenses of $389,294 compared to $1,016,472 during the three months ended September 30, 2007. The decrease of $627,178 is a result of the $511,790 decrease in the expenses related to shares of our common stock issued for services.

During the three months ended September 30, 2008, we recognized a net loss of $387,502 compared to $1,005,942 during the three months ended September 30, 2007. The decrease of $618,440 was a result of the decrease in operational expenses of $627,178, as discussed in the previous paragraph. During the three months ended September 30, 2008 and 2007, we had a net loss per share of $0.01 and $0.03, respectively.

LIQUIDITY AND CAPITAL RESOURCES

From the Company's inception through September 30, 2008, AEHI has funded its operations primarily from the following sources:

     o    Equity proceeds through private placements of AEHI securities;

     o    Revenue generated from operations;

     o    Loans and lines of credit; and

     o    Sales of equity investments.

Cash flow from operations has not historically been sufficient to sustain AEHI operations without the above additional sources of capital. As of September 30, 2008, the Company had cash and cash equivalents of $341,459.

At September 30, 2008, we had total current assets of $409,459, consisting of cash and cash equivalents of $341,459, deposits of $58,000 and amounts due from related parties of $10,000. At September 30, 2008, we had total current liabilities of $43,016, consisting solely of accounts payable.

During the nine months ended September 30, 2008, we used cash of $1,021,827 in our operating activities. During the nine months ended September 30, 2008, we recognized a net loss of $3,248,659 which was adjusted for $2,229,879 in expenses related to shares of our common stock issued for services. During the nine months ended September 30, 2007, we used cash of $523,287 in our operating activities. During the nine months ended September 30, 2007, we recognized a net loss of $1,991,856, which was adjusted for $1,468,541 in expenses related to shares of our common stock issued for services.

During the nine months ended September 30, 2008, we issued 10,584,717 shares of our common stock in exchange for cash of $1,093,855, which has been used to support our operations.

CAPITAL RESOURCES

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. Once exploration commences, our needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NOT APPLICABLE

ITEM 4.  CONTROLS AND PROCEDURES

Based upon an evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is
(i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting, that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

The Company's disclosure controls and procedures and internal controls over financial reporting provide reasonable, but not absolute, assurance that all deficiencies in design or operation of those control systems, or all instances of errors or fraud, will be prevented or detected. Those control systems are designed to provide reasonable assurance of achieving the goals of those systems in light of the Company's resources and nature of the Company's business operations. The Company's disclosure controls and procedures and internal control over financial reporting remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions.

ITEM 4T. CONTROLS AND PROCEDURES

MANAGEMENT'S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission of newly public companies.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from July 1, 2008 through September 30, 2008.

                              TITLE OF
    DATE OF SALE             SECURITIES       NO. OF SHARES          CONSIDERATION               CLASS OF PURCHASER
------------------------- ------------------ --------------- ----------------------------- -----------------------------
  July 1, 2008 through    Common Stock          895,555       $179,111 worth of services   Business Associates
   September 30, 2008
------------------------- ------------------ --------------- ----------------------------- -----------------------------
  July 1, 2008 through    Common Stock          642,967                $99,036             Business Associates
   September 30, 2008

EXEMPTION FROM REGISTRATION CLAIMED

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.


ITEM 5.  OTHER INFORMATION

NONE.


ITEM 6.  EXHIBITS

EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

   EXHIBIT NO.                         DESCRIPTION
------------------ -----------------------------------------------------

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

      32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

      32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      ALTERNATE ENERGY HOLDINGS, INC.
                             ---------------------------------------------------
                                                (REGISTRANT)



Dated:  February 5, 2009     By: /s/Donald Gillispie
                                 -----------------------------------------------
                             Donald Gillispie (Principal Executive Officer,
                             President and Chief Executive Officer)




Dated:  February 5, 2009     By: /s/Rick J. Bucci
                                 -----------------------------------------------
                             Rick J. Bucci, (Chief Financial Officer/Principal
                             Accounting Officer and Vice President)