Form 10-K
period 2008-12-31
ALTERNATE ENERGY HOLDINGS, INC.
filed 2009-03-31
CIK 1421874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _____________


                        Commission file number: 000-53451

                         ALTERNATE ENERGY HOLDINGS, INC.
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                         20-5689191
----------------------------------                  ------------------------
 State or other jurisdiction of                          I.R.S. Employer
  incorporation or organization                         Identification No.

              911 E. Winding Creek Dr., Suite 150, Eagle, ID 83616
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                  (208)939-9311

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered                       Name of each exchange
                                                        on which registered
----------------------------------                   ------------------------
         Not Applicable                                   Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                  ------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                  Yes |_| No |X|

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act.                          |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

------------------------------ ----------- ------------------------------ ------
Large accelerated filer          [___]     Accelerated filer               [___]
Non-accelerated filer            [___]     Smaller reporting company       [_X_]
(Do not check if a smaller
 reporting company)
------------------------------ ----------- ------------------------------ ------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $3,909,352 as of December 31, 2008.

There were 79,385,545 shares outstanding of the registrant's Common Stock as of March 19, 2009.

                                     TABLE OF CONTENTS

                                           PART I

ITEM 1          Business                                                                           2
ITEM 1 A.       Risk Factors                                                                      10
ITEM 1 B.       Unresolved Staff Comments                                                         22
ITEM 2          Properties                                                                        22
ITEM 3          Legal Proceedings                                                                 22
ITEM 4          Submission of Matters to a Vote of Security Holders                               23

                                          PART II

ITEM 5          Market for Registrant's Common Equity, Related Stockholder Matters and            23
                Issuer Purchases of Equity Securities
ITEM 6          Selected Financial Data                                                           24
ITEM 7          Management's Discussion and Analysis of Financial Condition and Results of        24
                Operations
ITEM 7 A.       Quantitative and Qualitative Disclosures About Market Risk                        28
ITEM 8          Financial Statements and Supplementary Data                                       28
ITEM 9          Changes in and Disagreements with Accountants on Accounting and Financial         30
                Disclosure
ITEM 9 A.       Controls and Procedures                                                           30
ITEM 9 A(T).    Controls and Procedures                                                           30
ITEM 9B         Other Information                                                                 31

                                          PART III

ITEM 10         Directors, Executive Officers, and Corporate Governance                           31
ITEM 11         Executive Compensation                                                            35
ITEM 12         Security Ownership of Certain Beneficial Owners and Management and Related        38
                Stockholder Matters
ITEM 13         Certain Relationships and Related Transactions, and Director Independence         40
ITEM 14         Principal Accounting Fees and Services                                            41

                                          PART IV

ITEM 15         Exhibits, Financial Statement Schedules                                           42
SIGNATURES                                                                                        43


                                     PART I

ITEM 1.  BUSINESS


GENERAL

THE FOLLOWING IS A SUMMARY OF SOME OF THE INFORMATION CONTAINED IN THIS DOCUMENT. UNLESS THE CONTEXT REQUIRES OTHERWISE, REFERENCES IN THIS DOCUMENT TO "ALTERNATE ENERGY HOLDINGS," "AEHI," OR THE "COMPANY" ARE TO ALTERNATE ENERGY HOLDINGS, INC. AND ITS SUBSIDIARIES.

ABOUT ALTERNATE ENERGY HOLDINGS, INC.

Alternate Energy Holdings, Inc. was incorporated in the state of Nevada on July 31, 2001 and is a development stage enterprise focused on the purchase, optimization and construction of green energy sources - primarily nuclear power plants. Our corporate offices are at 911 E. Winding Creek Dr., Suite 150, Eagle, ID 83616. We maintain a website at www.alternateenergyholdings.com, which is not incorporated in and is not a part of this report.

Sunbelt Energy Resources Inc. was formed on August 29, 2005 to operate in the alternate energy industry and has limited operational activity. In September 2006, Sunbelt acquired Nussential Holdings, Inc. by exchanging 17,900,000 shares of Sunbelt which represented 100% for 21,399,998 shares of common stock of Nussential Holdings, Inc. As a result of the acquisition, the shareholders of Sunbelt owned a majority of the voting stock of Nussentials Holdings, Inc. which changed its name to Alternate Energy Holdings, Inc. The merger has been accounted for as a reverse merger whereby Alternate Energy Holdings, Inc. is the accounting acquirer resulting in a recapitalization of Alternate Energy Holdings, Inc.'s equity. In connection with and simultaneous to the reverse merger, Nussentials Corporation, a wholly owned subsidiary of Nussentials Holdings Inc. was transferred to Nussential Holdings, Inc. majority shareholder through issuance of 4,252,088 shares of common stock.

Alternate Energy Holdings, Inc. ("AEHI") was founded by former senior executives of the utility and finance industries specifically to address the mounting "energy crisis" affecting the US economy and standard of living today. A key objective for AEHI is decreasing US dependence on foreign sources of power, which are progressively proving less reliable and more political in their influence.

AEHI is in the business of serving the electric power generation industry by acquiring and developing nuclear plant sites and obtaining licenses for their construction and operation throughout the United States, specifically Idaho. AEHI formed Idaho Energy Complex Corporation ("IEC"), an Idaho corporation, in March of 2007, as a 100% wholly-owned subsidiary of AEHI. IEC is the manager of Reactor Land Development, LLC ("the LLC"), a Delaware limited liability company, which is attempting to obtain permits for a nuclear facility (hereafter "the Project"). The LLC began operations in September 2007 with the purpose of acquiring land and water rights, permits and licenses, development, rights and such other property and services necessary to develop an energy complex in Idaho including one or more nuclear reactors.


                             ALTERNATE ENERGY HOLDINGS, INC., A NEVADA CORPORATION
                    1                                         l                                  1
    Idaho Energy Complex Corporation,            International Reactors, Inc.          Energy Neutral, Inc.,
          An Idaho Corporation                       A Nevada Corporation               An Idaho Corporation
                  100%                                       100%                               100%
                    1
     Reactor Land Development, LLC,
  A Delaware Limited Liability Company
                   99%

BUSINESS PLAN

GENERAL INFORMATION

Alternate Energy Holdings, Inc ("AEHI") is a corporation founded by former senior executives of the utility and finance industries specifically to address the mounting energy crises affecting the United State's economy, standard of living and national security. AEHI plans to evolve with the growing needs of the energy market to provide reliable, low cost, large-scale power production on a national scale. In addition, we will provide demand-side technology to reduce energy consumption by homes and businesses using renewables and power management.

AEHI's current holdings consist of the following:

     1. INTERNATIONAL REACTORS, INC. ("IRI"), a 100% wholly-owned subsidiary of AEHI, formed to assist developing countries with power generation, as well as the production of potable water. Founded in November 2007 and incorporated in Nevada, IRI seeks to construct commercial nuclear reactors on oceanfront sites, particularly in Latin America and western-friendly Middle Eastern countries, in order to co-generate clean energy and desalinate water. IRI believes advanced nuclear technology can be used to address these energy needs while simultaneously producing fresh water from these plants' ocean intake.

     2. IDAHO ENERGY COMPLEX ("IEC"), a 100% wholly-owned subsidiary of AEHI, is a proposed $5 billion nuclear/biofuels complex near Mountain Home, Idaho. 1,400 acres have been dedicated to this project, which will provide enough electricity to power Idaho's growth, as well as generate income through the sale of power out of state. The facility will feature a new advanced nuclear reactor design that does not require large amounts of water piped in for cooling. Additionally, this plant will use its excess heat to produce biofuels such as ethanol, thereby further reducing its cooling requirements and giving local farmers a market for their crops and agricultural waste (dependent on market demand). AEHI plans to build up to 6 advanced reactors at IEC and operate as an Independent Power Production ("IPP"). IEC maintains a website at www.idahoenergycomplex.com. AEHI has no contracts or made any arrangements for biofuel as of the date of filing this Annual Report on Form 10-K.

     3. REACTOR LAND DEVELOPMENT, LLC ("THE LLC"), a 99% owned subsidiary of IEC, is a Delaware limited liability company. The LLC began operations in September 2007, with IEC as Manager, with the purpose of acquiring land and water rights, permits and licenses, development, rights and such other property and services necessary to develop an energy complex in Idaho including one or more nuclear reactors.

     4. ENERGY NEUTRAL, INC. ("ENI"), a 100% wholly-owned subsidiary of AEHI, assists homeowners, businesses and farmers to operate with minimal or no reliance on the electrical grid. ENI's primary service consists of evaluating homes, businesses and farms for conservation and renewable energy potential; drawing up a plan to attain or approach energy neutrality; and working with wind, conservation and solar suppliers and installers to put the products in place. Strong demand is expected from farmers who must spend large amounts of money to pump water. Solar and wind energy can be used to make the pumps completely independent or, for greater reliability, to augment existing electrical grid or gasoline setups.

AEHI's mission is to help address the national energy shortfall and provide exceptional value for shareholders through the construction of advanced nuclear and renewable generation capacity. The great national need for energy makes this an ideal time to enter this market, even given the tight credit markets. As motor fuel costs continue to rise and emission standards become more stringent, more people will be seeking to plug all-electric or hybrid-electric cars into their homes, shifting transportation energy from gas stations to homes and creating a large demand in the future for electricity as demand for fossil declines.

INDUSTRY OVERVIEW

As reported by the Nuclear Energy Institute, nuclear energy is the United States' largest source of emission-free electricity and second largest source of power. The 104 U.S. nuclear units supply approximately 20% of the electricity produced in the United States and nearly 80% of the country's emissions-free energy. Nuclear energy is a chief contributor to national energy security and nuclear energy is not subject to unreliable weather, climate conditions and/or unpredictable cost fluctuations. Adding to its reliability, nuclear power plants are designed to operate continuously for long periods of time.

Nuclear  energy is considered  the most  "eco-efficient"  of all energy  sources because it produces the most electricity in relation to its minimal environmental impact. Nuclear power plants do not emit harmful gases, require a relatively small area, do not deplete natural resources (such as fossil fuels). Resultantly, they cause no significant adverse effects to water, land, habitat, species and air resources. Leading environmentalists, including the co-founder of Greenpeace, Dr. Patrick Moore, have endorsed nuclear energy as the only large-scale, non-emitting, affordable energy source that can address both global warming and sustainable development.

In the event of an imbalance in operations, the sophisticated safety systems of U.S. nuclear power plants are designed to shut down automatically well before any safety margins are exceeded. Unscheduled automatic plant shutdowns occur rarely. Various improvements in plant maintenance and training programs have decreased the number of automatic plant shutdowns over the past decade, enabling plants to achieve longer continuous runs. Nuclear plants typically produce power more than 90% of the time and in August 2007 they posted a 98% capacity factor, according to the Nuclear Energy Institute.

Security from outside threats is maintained at the highest standards, as well. After September 11, 2001, the nuclear energy industry substantially enhanced security at nuclear plants. Security forces at nuclear plants were increased by one-third to approximately 8,000 officers at the United States' 64 sites. Additional security measures include: extending and fortifying security perimeters; increasing patrols within security zones; installing new barriers to protect against vehicle bombs; installing additional high-tech surveillance equipment; and strengthening coordination of security efforts with local, state and federal agencies to integrate approaches among the entities. The Nuclear Regulatory Commission evaluates "force-on-force" drills between security personnel and contractor adversary teams. Every U.S. plant is tested with mock adversary drills every three years. Consequently, nuclear energy is the safest, most reliable and most efficient source of energy in the foreseeable future of the energy industry.

MARKET OVERVIEW

Currently, the nuclear industry is comprised of 440 nuclear power plants operating around the world in 31 countries, supplying 16% of the world's electricity. Forty-three new nuclear plants are under construction in 11 countries  around  the  globe.  Another  375  plants  are  planned  or  proposed world-wide. The 104 U.S. nuclear units supply 100,125 megawatts, or approximately 20% of the electricity produced in the U.S. As national energy prices continue to fluctuate due to environmental concerns, dependence on foreign providers and cost fluctuations, the need for reliable and economical energy sources rises significantly.

According to the U.S. Energy Information Agency, energy use nationally is expected to increase 30% between 2005 and 2030. In Idaho, where we are developing the Idaho Energy Complex, the demand for energy is clear. Management believes Idaho needs more power supply for several reasons. In the fall of 2007, two potential major corporations stated that they could no longer consider Boise, Idaho as a possible relocation site because the existing utility structure could not supply sufficient power. At the same time, Idaho ranks last among the 11 western states for the number of megawatts it plans to bring on line between 2007 and 2011, according to United States Energy Information Administration figures. The January 2007 Idaho Energy Plan states that Idaho is vulnerable to the economic effects of emissions regulation on the current imported coal power and relicensing of the state's hydro plants. The report notes that Idaho imports 80% of its power from fossil fuels and that over $3 billion that Idahoans spend on energy each year leaves the state. In all, AEHI's proposed Idaho Energy Complex would create enough power for about 1.5 million homes, or three times the number of homes in Idaho. The excess is sold to the marketplace, primarily in the West coast.

The recent Nuclear Provisions H.R. 6 Energy Policy Act of 2005 has created an ideal market atmosphere for the development of new plants. The bill provides an eighty-twenty (80-20) loan guarantee for technologies that avoid, reduce or sequester air emissions, including advanced nuclear plants. Additionally, the energy bill approved provisions supported by the current administration and the industry to provide 100% of the cost of delay (when delays are beyond the industry's control) during construction and at the start of operations of the first two new nuclear plants. AEHI plans to take advantage of this directive by ensuring its construction of a new unit will be one of the first six, and most probably first few new plants to be constructed in the United States. A plant can have multiple units but in the case of Idaho, AEHI is referring to one unit at this time.

This national "energy crisis" has had a significant negative impact on the economy and standard of living at all levels of U.S. society, making the target market for AEHI ultimately nationwide as AEHI strives to address and alleviate this growing need. However, AEHI's immediate target market within this multi-billion dollar industry will be its initial plant's surrounding community in Idaho. Consequently, AEHI intends to sign a power purchase agreement with a local distributing company, such as Entergy, Constellation, Pacific Gas & Electric, Avista and Mid-American. AEHI has not signed any agreements as of the date of this Annual Report. The power purchase agreements will be signed after the NRC has approved the construction of the plant, the Company expects this to be in 2011.

                           THE SITE PROJECT (Phase 1)

THE MARKET FOR NUCLEAR SITES

Nuclear power is re-emerging as a necessary part of a well-balanced power generation portfolio. Demand for nuclear plant sites is growing. Stringent Nuclear Regulatory Commission ("NRC") siting criterion limits the number of qualified reactor sites. Fourteen companies, including AEHI, have notified the NRC of their intent to file for construction and operating licenses ("COL") for 34 new units by December 31, 2010. All the proposed sites, except AEHI's Idaho site, are east of the Rocky Mountains. The value of attractive sites, particularly in the Western US, is expected to rise because:

     o    Nuclear generation is profitable.

          o    Global experience has reduced construction and operating costs.
          o Costs of electricity from competitive fossil generation plants are rising.
          o Deregulation of wholesale electric pricing is expected to enable independently owned nuclear plants to realize the full economic advantage of low cost nuclear power.

     o    Nuclear generation has gained public acceptance.

          o Nuclear has demonstrated that it is a safe, reliable form of generation at plants worldwide.
          o The federal government supports nuclear deployment by regulatory changes and tax benefits.

     o There are a limited number of sites that meet licensing, and economic criteria for a nuclear plant:

          o Licensing: low population density, low impact seismic potential activity, low environmental impact
          o Economic/Infrastructure: water availability, ability to serve major markets through existing transmission, low construction costs, etc.

THE SITE

After a two-year search, AEHI has, through IEC, located a site in Elmore County, Idaho ("Site") that will cost $15,000,000 to acquire, which is well suited for licensing, construction and development of a nuclear power reactor. AEHI through IEC, has entered into an agreement to finalize the purchase of the site. Such agreement has not been finalized at time. The agreement is renewed every six months by the parties, until the agreement is finalized. The Site is:

     o    Approximately  1,400 acres near Mountain  Home,  Idaho along the Snake
          River
     o    Located near, and has ample rights to a source of water
     o In a rural community that is receptive to the development of a nuclear power plant
     o Can be connected to high voltage transmission lines and the western power grid
     o NRC Licensable, according to the preliminary findings of nuclear siting experts, and the land acquisition closing is subject to a final favorable report.
     o    Spacious enough to accommodate multiple reactors.

The Site for this Project has passed preliminary evaluations by ENERCON, an engineering firm that grants pre-approval of nuclear plant sites and assists with filing the NRC application. IEC's rezone application was recently accepted in the first quarter of 2008 by Elmore County planning and zoning officials. Approval from the NRC is necessary, and once granted, it will take three years to begin construction of the plant.

THE SITE DEVELOPMENT PLAN

Converting 1400 acres of Idaho farmland into a licensed nuclear reactor site is a major project ("Project"). The Site, appurtenant rights and necessary licenses and permits will be acquired and owned by the LLC, and ultimately transferred to the owner/operator. IEC has commenced the early stages of the Nuclear Regulatory Commission (NRC) process to obtain a combined construction and operating license ("COL") for a reactor at the Site.

                THE NUCLEAR PLANT CONSTRUCTION PROJECT (PHASE 2)

The reactor design management intends to use is a Generation 3 Korean APR 1400 dual unit 2800 MWe Light Water Reactor with a hybrid cooling system, which requires minimal cooling water. Management believes the Generation 3 plant design will be safe, reliable, and economical to build and operate. It is estimated to produce power for 3-5 cents per kilowatt-hour, and will be among the first commercial versions in the US.

AGREEMENTS AND QUOTES

     LAND PURCHASE AGREEMENT

There is an agreement between AEHI and the current Site owner for the purchase of the land, including water rights. The agreement will transfer title to IEC once completed and requires a $15M cash payment. A 10% deposit has been made and holds the land for up to six months. Remaining funds will be obtained from the Reactor Land Development, LLC offering. The Land Purchase Agreement is subject to satisfactory completion of the site analysis by ENERCON, and will not be completed until the land has been fully approved for nuclear plant construction.

     COMBINED CONSTRUCTION AND OPERATING LICENSE APPLICATION ("COLA") AND WATER RIGHTS

     o Management intends to obtain the conditional use permit form the county and the COLA from the NRC for the Site using the services of ENERCON or the reactor supplier consistent with the funds being raised by AEHI. ENERCON has already been conducting Nuclear Regulatory Commission pre-COL application activities at the Site, including the preliminary Site study. A 5% payment will start the COLA.

     o Management has obtained a quote for 6,000 acre feet of additional water rights from the Snake River for $6M necessary to cool the reactor.

BUSINESS STRATEGY

AEHI is preparing to begin the local land use approval process for the Idaho Energy Complex in late 2008. The rezone hearing for the project was originally scheduled for October 8, 2008 in Mountain Home, Idaho but has been deferred to April 22, 2009. AEHI is in the due diligence phase of forming a new operating company jointly with another energy company and some large investors. AEHI will be the majority owner however, the final percentage has not been determined as of the filing of this Annual Report on Form 10-K. This new company will result in up to $68 million in funding from a large international investor in early 2009 to purchase an optioned 1,400-acre site; continue the local application process; and begin the Nuclear Regulatory Commission (NRC) process. The NRC process can take up to three years. The other energy company (to be named soon) and the investors will contribute international energy leadership and initial funding, while AEHI will contribute its nuclear expertise and management team.

AEHI has also been in discussions with the Mexican Energy Ministry (February 2008 through February 2009), which has placed priority on nuclear power to meet its future energy needs. It is AEHI's goal for IRI to work with the Mexican government to develop nuclear reactors for power and large-scale water desalinization. IRI is currently in the early stages of drafting a Memorandum of Understanding regarding this venture with Mexico.

ENI is actively seeking clients and the AEHI board has chosen Micah Gosney, an Idaho home builder and artist as president of ENI.

MARKETING/PUBLIC RELATIONS

AEHI has taken the initiative in informing the public, media and investors about its plans. Web sites have been developed for AEHI
(www.alternateenergyholdings.com),       the      Idaho      Energy      Complex
(www.idahoenergycomplex.com) and Energy Neutral (www.energyneutralinc.com), these websites are not incorporated into this document. These sites feature detailed profiles of AEHI's Board of Directors and management team, as well as industry information, press releases, relationships and AEHI's goals to highlight the demand for and profitability of AEHI's services. Furthermore, AEHI has conducted three public informational meetings about the Idaho Energy Complex (one in May 2007 for the previous reactor in Owyhee County and two in June 2008 for the current Elmore site). AEHI has also retained an Idaho public relations agency, Alexander and Associates of Boise, Idaho, to assist with local information for the media and general public.

PUBLIC COMPANY FUNDING

The public holding company will develop or acquire businesses to help address our country's energy needs while trying to improve air quality and the impacts of Global Warming: using stock offerings both public and private placements to raise the seed money to launch these individual private companies who will then develop their own business strategies and self sustaining budgets while providing profits to the holding company, AEHI, in exchange for seed money and energy leadership expertise.

AEHI's current operating costs to start its subsidiaries is estimated to be approximately $750,000 per year. That will be reduced when a new company is formed as it will help fund the Idaho nuclear plant operating costs starting in December 2008.

INTERNATIONAL REACTORS INCORPORATED (IRI) is currently negotiating a Memorandum of Understanding with the Mexican government to provide up to three investor-owned reactors. One of the reactors will be used to operate desalinization units to pump fresh water from the Sea of Cortez into Arizona where fresh water is in short supply. This reactor will be funded primarily by international investors, where there is considerable interest. IRI will own over 50% and intends to operate the facility in a long term power purchase agreement with CFE (The Mexican national electricity company). AEHI is currently funding about $10,000 per month to this project.

IDAHO ENERGY COMPLEX, INC. (IEC) is currently planning to raise money to pay for the IEC development ($15,000,000) through the Reactor Land Development, LLC private placement to purchase contracted land and water rights to construct Idaho's first nuclear plant. This plant will use waste heat to produce ethanol and methane from agricultural products. At the time of this Annual Report, $1 Million in funds have been raised through the sale of an unit of the Reactor Land Development, LLC. The strategy is to form a new operating company, whereby AEHI maintains over 50% ownership, with a strategic partner to fund the initial cost of land and an NRC license. Currently, AEHI is negotiating power purchase agreements and equity ownership for the construction costs with several major utilities. Further, AEHI has a construction loan letter for up to $3.5 billion as a result of the 2005 Energy Act. Considerable funds of $500,000 were invested by the Company CEO and founder to start AEHI.

ENERGY NEUTRAL, INC. (ENI) is currently making arrangements with suppliers and builders to provide install wind, solar and load management equipment on homes and businesses in Idaho. This concept will eliminate home and office energy bills. It can be added to new homes for no additional costs due to numerous renewable tax credits and for the costs of a modest new car to existing homes.

Additionally, AEHI is exploring nuclear plant sites in Colorado, Texas and New Mexico. AEHI would like to have nuclear energy complexes throughout the Rocky Mountain region to be able meet power shortage issues on both coasts of the country. Further, AEHI is exploring the concept of desalinization plants in U.S. friendly nations in the Middle East.

ECONOMIC VIABILITY

The potential profit for the nuclear reactor based initiatives mentioned above is considerable. Based on third-party data provided by globally recognized experts, Constellation Energy and UniStar, in the nuclear power industry, each reactor respectively could potentially generate in excess earnings of $1.1 billion dollars EBITA in the first year of operation and each subsequent year (assuming no growth). Emissions regulations on fossil plants that are anticipated to start in the year 2012 in the U.S., Europe and elsewhere may increase EBITA for each reactor substantially. Based on information from the McKinsey Global Institute and Synapse Energy Economics, carbon credits could as much as double EBITA for each reactor (thus, exceeding 2.2 billion dollars annually). Carbon credits produced by nuclear reactors are over $250 million for a plant this size today.

COMPETITION

Competition is intense in the energy market, with the two major sources of power generation being nuclear and fossil fuel. While nuclear power has high initial capital costs, it has the lowest production cost and highest capacity factor of the major sources of electricity, with production cost of $0.0169 per kilowatt hour (kWh). According to national data from 2007, without carbon tax and emission reduction, coal has a production cost of $0.025/kWh, natural gas $0.085 cents/kWh, and petroleum $0.095 cents/kWh. However, natural gas, petroleum and coal prices have increased recently due to the rising prices of fossil fuel.

Secondary energy sources in the U.S. include hydro (water), wind (only 1% and low reliability), and solar power - with the following production costs:

        o        hydro $0.015/kWh,
        o        wind $0.16/kWh, and
        o        solar $0.248/kWh.

However, these minor suppliers, while having reduced production costs, are significantly more limited in their operational efficiency - averaging approximately 25% capacity factors. While wind and solar are expanding, they are not suitable base load plants. Coal and hydro have limited expansion ability due to new environmental concerns. Natural gas produces 60% of the CO2 that the same size coal plant does and the current costs are over 10 cents per kWh. Nuclear energy was endorsed by the United Nations study on global warming and the G-8 leadership.

With the demand for cost-effective energy sources in the United States continuing to increase, as evidenced by 2005's Energy Bill, AEHI anticipates minimal difficulties from its competition as it works toward its goal of constructing a new nuclear plant. Federal incentives, mentioned above, are intended to reduce the inherently greater capital costs of nuclear power.

In addition, ENI has no competition for its initial focus area, Boise, Idaho. There are few companies providing services to reduce energy demand for home in offices using renewable tools and technology in the United States.

EMPLOYEES

As of December 31, 2008, AEHI and its subsidiaries had three (3) contracted full time employees. Eight officers and directors provide certain services dedicated to current corporate and business development activities. The officers will devote on a full-time basis and directors will devote on a part-time basis, up to 10 hours per week.


ITEM 1A.  RISK FACTORS

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to AEHI's plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause AEHIs actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of AEHI to implement its business strategy; ability to obtain additional financing; AEHI's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this Annual Report on Form 10-K or in other of AEHI filings with the Securities and Exchange Commission. AEHI is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                  RISK FACTORS

                          GENERAL BUSINESS RISK FACTORS

DEVELOPMENT STAGE BUSINESS

Alternate Energy Holdings, Inc. commenced operations in August 2005 and is organized as a corporation under the laws of the State of Nevada. Accordingly, AEHI has only a limited history upon which an evaluation of its prospects and future performance can be made. AEHI's proposed operations are subject to all business risks associated with new enterprises. The likelihood of AEHI's success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There is a possibility that AEHI could sustain losses in the future. There can be no assurances that AEHI will even operate profitably.

AEHI MAY NOT BE ABLE TO IMPLEMENT OUR EXPANSION STRATEGY AS PLANNED OR AT ALL.

AEHI plans to grow our business by investing in new plants and pursuing other business opportunities.

Additional financing may be necessary to implement these expansion strategies, which may not be accessible or may not be available on acceptable terms. Any expansion may be financed with additional indebtedness or by issuing additional equity securities, which would further dilute shareholders' interests. In addition, as described below under "AEHI may be adversely affected by environmental, health and safety laws, regulations and liabilities," federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on our results of operations and financial position. Any expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management's attention from existing operations.

Construction costs associated with expansion may also increase to levels that would make a new site too expensive to complete or unprofitable to operate. Contractors, engineering firms, construction firms and equipment suppliers also receive requests and orders from other companies and, therefore, it may become hard or impossible to secure their services or products on a timely basis or on acceptable financial terms. We may suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent commencement of operations as expected at any new facilities.

DEPENDENCE ON MANAGEMENT

In the early stages of development AEHI's business will be significantly dependent on AEHI's experienced management team. AEHI's success will be particularly dependent upon CEO Donald Gillispie. Mr. Gillispie works for AEHI on a full-time basis. Mr. Gillispie relies on the active support of his leadership team on a part-time basis of up to 10 hours per week.

DEPENDENCE UPON OUTSIDE CONTRACTORS OR ADVISORS

To supplement the business experience of its officers and directors, AEHI may be required to employ contractors, accountants, technical experts, appraisers, attorneys, or other consultants or advisors. AEHI's Management, without any input from shareholders, will make the selection of any such advisors.
Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to AEHI. In the event AEHI considers it necessary to hire outside contractors or advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

RISKS OF BORROWING

If AEHI incurs indebtedness, a portion of its cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair AEHI's operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of shareholders of AEHI. A judgment creditor would have the right to foreclose on any of AEHI's assets resulting in a material adverse effect on AEHI's business, operating results or financial condition.

RISK OF NEW VENTURE

AEHI and its subsidiaries are start-up development stage businesses. The Company does not have any history of earnings. As a development stage company, it will be subject to all of the difficulties associated with establishing a new business enterprise, including the following: hiring and retaining skilled employees or contractors; licensing, permitting, and operating problems; competing with established operators; and unanticipated location issues or design/ engineering problems with the improvements.

LOAN UNCERTAINTY

The Company may need to obtain loans to fund any amounts not funded by private placement subscriptions. The ability of the Company to obtain future financing, and the terms of such financing, has not yet been established. The Company does not have any loan commitments. Interest rates and other terms may also adversely change.

RELIABILITY OF MARKET DATA

AEHI may have based the market data and certain other information in this Form 10K on information supplied by governmental agencies, various public announcements, filings related to other developments and similar projects in the area, and other third party sources. AEHI also relied on other sources that they believe to be reliable. AEHI has not independently verified any market information, announcements or filings and it is possible that they may not be accurate in all material respects. Accordingly, you should not rely too greatly on such data when making your investment decisions and should keep in mind that market conditions may change at any time for a variety of reasons.

GENERAL ECONOMIC CONDITIONS

The financial success of AEHI may be sensitive to adverse changes in general economic conditions in the United States and the Western United States, such as recession, inflation, unemployment, and interest rates. Such changing conditions could reduce demand in the marketplace for the development of nuclear sites which is AEHI's business. Management believes that the site developed by AEHI will maintain value long term. Nevertheless, AEHI has no control over these changes.

MARKETS

Real estate markets are unpredictable and subject to significant cycles due to other world market and real influences, and there is no assurance a down time in the market will not adversely affect AEHI.

FACTORS BEYOND CONTROL OF AEHI

Projects for the acquisition and development of real estate are subject to many factors which are outside AEHI's control. These factors include general economic conditions, proximities to utilities and transportation, shortages of labor and materials and skilled craftsmen and price of materials and competitive products and the regulation by federal and state governmental authorities.

NEED FOR ADDITIONAL FINANCING

AEHI has limited funds and such funds will not be adequate to carry out the business plan without borrowing significant funds. The ultimate success of AEHI may depend upon its ability to raise additional capital. AEHI has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to AEHI. If not available, AEHI's operations will be limited to those that can be financed with its modest capital, and it could fail.

LACK OF REVENUE HISTORY

AEHI was formed in 2006 for the purpose of developing a proposed nuclear biofuels complex in Idaho. AEHI has never had any revenues. AEHI is not profitable and the business effort is considered to be in an early development stage. AEHI must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

NO ASSURANCE OF SUCCESS OR PROFITABILITY

There is no assurance that AEHI will ever operate profitably. There is no assurance that it will generate revenues or profits, or that the value of AEHI's shares will be increased thereby.

LACK OF DIVERSIFICATION

Because of the limited financial resources that AEHI has and due to the nature of the Project, AEHI will not be able to diversify its operation as discussed in the document, immediately. AEHI's inability to immediately diversify its activities into more than one area will subject AEHI to economic fluctuations within the nuclear industry and therefore increase the risks associated with AEHI's operations. AEHI does intend to diversify it operations to other areas, including biofuels and potable water production, but it cannot provide any assurances that these activities will happen.

IF AEHI BORROWS MONEY USING PROPERTY AS COLLATERAL, THE INVESTORS COULD LOSE ALL OF THEIR INVESTMENT, IF THE PROPERTY WERE TO BE FORECLOSED.

The terms of any loan may require payments to be made under the loan document. Should AEHI fail to satisfy the terms of any loan, any Property pledged to secure such loan may be at risk to foreclosure or other similar process to satisfy the amount borrowed for the loan.

                 SPECIFIC RISK FACTORS RELATED TO NUCLEAR PLANTS

Management expects it is unlikely the Company will be the ultimate owner or operator of any reactor to be built at any Site. The Company's purpose is to develop a site that will be suitable for the construction and operation of a reactor, which will require $3-4 billion in investment, and employment or hundreds of skilled people and an operating budget of hundreds of millions per year. Management believes that it is likely that any reactor at the Site will be owned and operated by a consortium or joint venture that would include nuclear reactor suppliers and reactor customers (i.e. electric utilities) with and AEHI participating as the Site and project developers. Management believes the business is not, therefore, directly subject to the usual risks of operating a nuclear reactor. There are, however, a number of risks specific to the business of developing a nuclear site as follows:

DEVELOPMENT OF THE SITE IS SUBJECT TO MANY RISK FACTORS THAT ARE EXAMINED IN THE NRC PERMITTING PROCESS

AEHI is subject to the general risks facing the nuclear industry. Because the industry is closely regulated, AEHI will be required to obtain, and to comply with, federal, state and local government permits and approvals, particularly from the Nuclear Regulatory Commission (NRC). Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals may adversely affect the business and may subject it to penalties and other sanctions. Although existing licenses are routinely renewed by the NRC, and state regulators, renewal could be denied or jeopardized by various factors, including:

     o Risk of natural disasters, such as earthquakes, floods, volcano eruption, hurricanes
     o    Risk of wars, insurrection, revolutions; acts of terrorism
     o    Risk of inability to obtain or comply with state and local permits
     o    Risk of inadequate multiple point access to the Site
     o Risk of inadequate financial assurances to provide for end of life decommissioning and decontamination of the Site
     o Risk of inability to obtain adequate connection to the transmission grid, which has economic as well as safety implications
     o Risk of inability to assure adequate water supplies for steam and cooling because AEHI's water rights could be lost because of government action, extreme drought conditions, or competing economic demands for the water
     o    Risk of Environmental Objections

     o Risk of substantial changes in Governmental Regulations due to changes in national government; i.e. political risks.

NUCLEAR PROPERTY OWNERSHIP AND DEVELOPMENT IS SUBJECT TO SUBSTANTIAL ADDITIONAL RISKS OVER CONVENTIONAL DEVELOPMENT

For nuclear projects, the risk of conventional real property development is heightened because the systems for processing development Project approvals can be slow, bureaucratic, and may not be as developed or scheduled or accountable as those for more conventional projects. There can be substantial political influence asserted against development project approval without the knowledge of who is behind the opposition, and without effective accountability to the process. Nuclear projects are also subject to compliance with international safety and nuclear non-proliferation regimes.

UNFORESEEN TECHNICAL OR ENVIRONMENTAL FACTORS COULD PRECLUDE USE OF THE SITE FOR POWER GENERATION

There is a risk that in the licensing process, further investigation and analysis could discover facts that would preclude development of the Site as planned such as unknown and unfavorable geological conditions on Site or endangered species habitat.

RISK OF UNFORESEEN CHANGES IN STATE OR LOCAL LAW, OR GOVERNMENT POLICY (E.G. A BAN ON NUCLEAR OR POWER PLANT CONSTRUCTION)

Development investments always carry regulatory risk. Local governments can adopt capricious and arbitrary and expensive rules for which there is no effective appeal or remedy which can make a development impractical or unprofitable. The Project will proceed only if state and local governments issue necessary permits. Management believes these permits can be obtained, but existing laws and permit standards may change, and necessary permits may not be available. There can be political instability that causes projects in design or development to become unfeasible, or that make the local unattractive to would be purchasers. For example, local governments could place restrictive conditions on the Site in permits; impose substantial new taxes or development fees; or introduce a moratorium on buildings or developments.

DELAYS ATTRIBUTABLE TO SPECIAL INTEREST INTERVENERS IN LICENSING PROCEEDINGS

In the 1970's and 1980's, special interest groups opposed to nuclear plant construction intervened in federal and state licensing proceedings. They were sometimes joined by community groups, state and local governmental agencies. While these opponents were rarely successful on the merits, the interventions produced delays and regulatory changes that adversely affected the economics of capital-intensive nuclear construction and led to the cancellation of several projects. Management is already proactively engaged with government and interest groups in Idaho to manage this risk.

DELAYS ATTRIBUTABLE TO QUEUING AT THE NRC WITH OTHER APPLICATIONS AHEAD OF IEC IN THE LICENSING PROCESS

The NRC has had virtually no new reactor licensing activity in the last 25 years. Now there are proposals for as many as 30-35 new reactors. If these are all filed in the next 3-5 years, the NRC may be overwhelmed. Meritorious applicants may have to wait their turn, with potential adverse impacts on schedule and Project economics.

INABILITY TO RAISE EQUITY CAPITAL SUFFICIENT TO TAKE THE PROJECT THROUGH THE LICENSING PROCESS

Management estimates that that cost of obtaining licenses and permits needed for the Project will total $50 million. Delays and unforeseen technical issues could raise the cost of that process, and additional capital may be required to complete it. The additional investment and the delay would reduce investor returns even if all needed permits are eventually issued.

INABILITY TO ACQUIRE MATERIALS AND TECHNICAL AND PROFESSIONAL HELP

The NRC licensing process is highly technical, and a number of reactors will be applying for licenses in the next three years. Experienced nuclear talent has become relatively scarce in the US and AEHI may be competing with huge companies and utilities to get the talent it needs to get its reactor licensed and built. Also, the US nuclear infrastructure has declined in the last two decades and the talent pool is reduced and certain long-lead components may be expensive or difficult to obtain on schedule.

A NUCLEAR INCIDENT ANYWHERE IN THE WORLD COULD REVIVE NUCLEAR PLANT OPPONENTS

While there is a global renaissance underway for nuclear energy, its current popular support could evaporate quickly. It has been 30 years since the Three Mile Island accident and 20 years since Chernobyl. These events are gone from the memory of most citizens, but a new incident could reawaken old fears and raise public opposition. Public opposition could lead to political opposition and failure of regulatory agencies to grant necessary permits and licenses.

THE FEDERAL GOVERNMENT COULD FAIL TO FULFILL ITS OBLIGATION TO MANAGE SPENT FUEL AT YUCCA MT. OR ELSEWHERE

Virtually all nuclear plants currently store spent fuel at the reactor site. By law, all spent fuel in the US is the property of the United States government. After a number of years, it is expected that the spent fuel, will be transported by the government to the Yucca Mountain long-term geological depository, or to a reprocessing facility. If the US Government fails to fulfill its obligations, uncertainty about spent fuel management could delay start up of the plant, premature closure, or alternative plans for on-site storage.

COMPETITIVE SITES OR GENERATION SOURCES COULD OFFER ELECTRIC UTILITIES LOWER PRICES, OR REGULATORY POLICY COULD FORCE UTILITIES TO BUY POWER FROM FAVORED ALTERNATIVE ENERGY SOURCES, REGARDLESS OF THEIR ECONOMICS

Management believes that the chosen reactor design will be very competitive in a free market where its competitors are fossil- or renewable-fueled State regulators may force utilities to buy from renewable or other favored technologies, locations, or sources, regardless of cost, and to the detriment of the Project.

There are alternative sites in the region that could be developed for nuclear reactors. However, with demand for electric power growing in the west, the competition is to secure the scarce good sites, and AEHI has secured a good Site. Management believes that AEHI's proposed property is geologically and demographically well located. However, there is the possibility that other sites will be developed for nuclear or coal plants. If, there should be growth of competitive nuclear plants in the West, margins will drop for the Project. However, all the new plants that are planned will be needed to provide reliable power for the western US in the decades to come. Likewise, these competitors could be better capitalized than AEHI, which could give them a significant advantage with respect to bringing low cost low emission plants on line sooner. Competing development projects could saturate the market and thereby diminish the resale value of AEHI's land. As far as is known as of the date of this Offering, AEHI does not expect significant competition from other generation site development projects. In the future, however, AEHI will have no control over other competitive projects, if such develop.

DELAYS MAY KEEP THE PROJECT FROM QUALIFYING FOR INCENTIVES UNDER THE ENERGY POLICY ACT OF 2005

Under the Energy Policy Act of 2005, Congress has provided production tax credits, loan guarantees, and regulatory risk insurance for the first few new nuclear plants. The Project has a chance to qualify for these, but if the Project is delayed, or the schedule for other planned nuclear plants accelerates, the opportunity to get the incentives may be lost.

WEATHER INTERRUPTIONS

Activities of AEHI may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect the ability of AEHI to develop such properties or could increase the costs of construction because of delays.



            SPECIFIC RISKS RELATED TO IEC AND TO THE BIOFUEL INDUSTRY

RISKS RELATED TO BIOFUEL PRODUCTION AND MARKETING

COMPETITION FROM OTHER SOURCES OF FUEL MAY ADVERSELY AFFECT IEC'S ABILITY TO MARKET BIOFUEL.

Although the price of fuel has increased over the last several years and continues to rise, fuel prices per gallon remain at levels below or equal to the price of biofuel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace biofuel as an environmentally-friendly alternative to petroleum-based products. If fuel prices do not continue to increase or a new fuel is developed to compete with biofuel, it may be difficult to market biofuel, which could result in the loss of revenues.

IEC'S BUSINESS IN BIOFUELS WILL BE SENSITIVE TO FEEDSTOCK PRICES, WHICH COULD INCREASE PRODUCTION COSTS AND DECREASE REVENUES.

The principal raw materials used in the production of biofuel are commodities that are subject to substantial price variations due to factors beyond our control. Commodity prices are determined from minute to minute based on supply and demand and can be highly volatile. As more producers enter the biofuel business, competition for available feedstock supplies is expected to increase. There can be no assurances that our hedging activities will effectively insulate us from future commodity price volatility or that the value of the feedstock we use will not exceed the value of the electricity we generate. In the event that we are unable to pass increases in the price of raw materials to our customers, our operating results will suffer. We cannot predict the future price of our biofuel feedstock and any material price increases will adversely affect IEC's operating performance.

RELIANCE UPON THIRD-PARTIES FOR RAW MATERIAL SUPPLY MAY HINDER IEC'S ABILITY TO PROFITABLY PRODUCE BIOFUEL.

In addition to being dependent upon the availability and price of feedstock supply, IEC will be dependent on relationships with third parties, including feedstock suppliers. Momentum must be successful in establishing feedstock agreements with third parties. Assuming that IEC can formalize feedstock purchase contracts, those suppliers could still interrupt IEC's supply by not meeting their obligations under the contracts. If, because of market conditions, IEC is forced into a competitive environment for procurement of raw soy oil, animal fats and other feedstock or IEC is unable to obtain adequate quantities of feedstock at economical prices, IEC's business model could be unsustainable resulting in a significant reduction in the results of operations. .

AUTOMOBILE MANUFACTURERS AND OTHER INDUSTRY GROUPS HAVE EXPRESSED RESERVATIONS REGARDING THE USE OF BIOFUEL, WHICH COULD AFFECT IEC'S ABILITY TO MARKET ITS BIOFUEL.

Because it is a relatively new product, the research of biofuel use in automobiles and its effect on the environment is ongoing. Some industry groups and standards, including the World Wide Fuel Charter, have recommended that blends of no more than 5% biofuel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other parts of the engine. Although some manufacturers have encouraged the use of biodiesel fuel in their vehicles, cautionary pronouncements by others may affect IEC's ability to market its product. In addition, studies have shown that nitrogen oxide emissions from pure biodiesel increase by 10%. Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of our product to environmental groups and agencies who have been historic supporters of the biofuel industry.

           RISKS RELATED TO BIOFUEL REGULATION AND GOVERNMENTAL ACTION

The biofuels industry relies on federal legislation to create demand for the biofuels product, which creates an artificial market. If the federal government ceases to provide incentives for biofuels products, the demand for biodiesel products will decline.

Much of the existing demand for biofuels is a result of the need of certain entities to comply with the requirements of the Energy Policy Act of 1992 (and amendments thereto) and clean air regulations promulgated by the EPA. We can give no assurances that these rules and regulations will continue to remain in effect throughout the lifetime of IEC. If these rules and regulations were repealed, the incentive for a substantial portion of IEC's targeted customer base to purchase biofuel would be eliminated, having a materially adverse effect on the profitability of IEC.

The biofuel industry is subject to federal, state, and local government regulations, including those relating to the certification of manufacturing and product, taxes on fuel, as well as transportation, emissions, environmental, building, and zoning requirements. Also, we will be subject to laws governing our relationships with employees, such as minimum wage requirements, overtime, working conditions, and work permit requirements (including the Immigration and Nationality Act of 1990, which requires employers to ask employees to present certain original documents to establish their identity and employment eligibility and to verify on INS Form I-9 that they are eligible to be employed in the U.S.). The failure to comply with such laws, obtain or retain certification, permit or license approvals, or an increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could have an adverse affect upon IEC.


                        RISK FACTORS RELATING TO COMPANY

HIGHLY SPECULATIVE NATURE OF INVESTMENT

Due to the highly speculative nature of AEHI's business, Investors should not invest unless they can financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

REPORTING INFORMATION

AEHI is subject to the reporting requirements under the Securities and Exchange Act of 1934. As a result, Shareholders will have ready access to the information required to be reported by publicly held companies under the Securities and Exchange Act and the regulations thereunder. AEHI intends to provide its shareholders with quarterly reports containing financial information prepared in accordance with generally accepted accounting principles (unaudited).

LONG TERM NATURE OF INVESTMENT

An investment in the shares may be long term and illiquid. A limited market exists for the Shares. Accordingly, purchasers of shares must be willing and able to bear the economic risk of their investment for an indefinite period of time. It is likely that investors will not be able to liquidate their investment in the event of an emergency.

LIMITED LIQUIDITY CASH FLOWS AND CAPITAL RESOURCES

AEHI has minimum liquid assets at December 31, 2008, and will be reliant upon stock offerings to fund any kind of nuclear operations. The only capital resources of the AEHI are its common stock.

The monies raised by any private offering may not be sufficient for the continued proposed operations of AEHI. There is no assurance that additional monies or financing will be available in the future or, if available, will be at terms favorable to AEHI. (See "Business Summary")

AEHI may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event that AEHI is unsuccessful in repaying such loans.

AEHI has achieved no cash flows to date, and management foresees limited cash flows until any property it permits and acquires is sold, leased, or the asset is merged into an entity that will finance, own and operate reactors at the Site.

AEHI IS A HOLDING COMPANY, AND THERE ARE LIMITATIONS ON ITS ABILITY TO RECEIVE DISTRIBUTIONS FROM ITS SUBSIDIARIES.

We conduct all of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our obligations. Moreover, some of our subsidiaries are currently, or are expected in the future to be, limited in their ability to pay dividends or make distributions to us by the terms of their financing agreements.

            RISK FACTORS RELATED TO PROPOSED INTERNATIONAL OPERATIONS

THE PROPOSED INTERNATIONAL OPERATIONS OF IRI WILL SUBJECT US TO MATERIAL RISKS THAT OUR DOMESTIC BUSINESS DOES NOT. The proposed international operations of IRI will subject us to a number of risks, including the following:

     o maintaining compliance with complex and unfamiliar foreign laws and regulations;

     o maintaining compliance with U.S. laws applicable to the operation of foreign subsidiaries, most particularly the Foreign Corrupt Practices Act which, in some countries in which we do or may seek to do business, may prohibit activities by our foreign subsidiaries that are accepted and legal practices in those countries;

     o    difficulties and costs of staffing and managing foreign operations;

     o    difficulties  in  enforcing  agreements  and  collecting   receivables
          through foreign legal systems and other relevant legal issues, including fewer legal protections for intellectual property;

     o fluctuations in foreign economies and in the value of foreign currencies and interest rates; and

     o general economic and political conditions in the countries in which we operate.

Problems or negative developments in any of these areas could adversely impact IRI's business, financial condition or results of operations. Furthermore, the integration of our non-U.S. businesses may require additional licenses or approvals from the U.S. government or other non-U.S. jurisdictions, which could result in delays or constraints on our integration plans.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES COULD MATERIALLY AND ADVERSELY IMPACT IRI'S FINANCIAL RESULTS.

Because AEHI's financial statements are presented in U.S. dollars, AEHI will be required to translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period if we are able to successfully carry out IRI's plans for international operations. Therefore, increases or decreases in the value of the U.S. dollar against these other currencies will affect our net operating revenues, our operating income and the value of balance sheet items denominated in foreign currencies, even if those values have not changed in the original currencies. In the future, if IRI is successful in carrying out its international operational plans, AEHI may implement additional currency hedges intended to reduce our exposure to changes in foreign currency exchange rates; however, hedging strategies may not be successful. As a result, fluctuations in foreign currency exchange rates, could materially and adversely affect IRI's business, financial condition, results of operations and cash flows.

                      RISK FACTORS RELATED TO COMMON STOCK


THERE ARE LIMITED TRADING MARKETS FOR AEHI'S COMMON STOCK, THEREBY LIMITING A SHAREHOLDERS' OPPORTUNITY TO SELL SUCH COMMON STOCK.

Currently, only a limited trading market exists for AEHI's common stock. The common stock trades on the "Pink Sheets" under the symbol "AEHI" The Pink Sheets are a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in the Company's stock or other person that buys or sells AEHI stock could have a significant influence over its price at any given time. AEHI cannot assure its shareholders that a greater market for AEHI's common stock will be sustained. There is no assurance that AEHI's common stock will have any greater liquidity than shares that do not trade on a public market. A shareholder may be required to retain their shares for an indefinite period of time, and may not be able to liquidate their shares in the event of an emergency or for any other reasons.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF AEHI'S SECURITIES.

AEHI is a "penny stock" company. AEHI securities currently trade on the Pink Sheets and will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because AEHI securities constitute "penny stocks" within the meaning of the rules, the rules would apply to AEHI and to AEHI securities. The rules will further affect the ability of owners of shares to sell AEHI securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. AEHI management is aware of the abuses that have occurred historically in the penny stock market. Although AEHI does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to AEHI securities.

THE COMPANY WILL PAY NO FORESEEABLE DIVIDENDS IN THE FUTURE.

AEHI has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON AEHI STOCK PRICE.

All of the outstanding shares of common stock are held by AEHI present officers, directors, and affiliate stockholders as "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

AEHI INVESTORS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to AEHI shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

AEHI STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT AN INVESTOR MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF THE INVESTOR NEEDS TO LIQUIDATE SHARES.

The shares of AEHI's common stock is thinly-traded in the Pink Sheets, meaning that the number of persons interested in purchasing AEHI common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that AEHI is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if AEHI came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as AEHI or purchase or recommend the purchase of any of AEHI's securities until such time as AEHI becomes more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in AEHI securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities price. AEHI cannot give you any assurance that a broader or more active public trading market for AEHI common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, AEHI can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if the investor needs money or otherwise desires to liquidate the securities of AEHI.

AEHI COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT THE INVESTOR MAY NOT BE ABLE TO SELL THEIR SECURITIES AT OR ABOVE THE PRICE THAT THE INVESTOR PAID FOR THE SECURITY.

Because of the limited trading market for AEHI's common stock and because of the possible price volatility, the investor may not be able to sell its shares of common stock when the investor desires to do so. The inability to sell the investors securities in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for AEHI shares may suffer greater declines because of AEHI's price volatility.

The price of AEHI's common stock that will prevail in the market may be higher or lower than the price the investor may pay. Certain factors, some of which are beyond AEHI's control, that may cause AEHI's share price to fluctuate significantly include, but are not limited to the following:

     o    Variations in AEHI's quarterly operating results;

     o Loss of a key relationship or failure to complete significant transactions;

     o    Additions or departures of key personnel; and

     o    Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect AEHI stock price, regardless of its operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If AEHI becomes involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on the investors investment in AEHI stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

AEHI operations are principally located at 911 E. Winding Creek Dr., Suite 150, Eagle, Idaho 83616. AEHI currently pays $1,735 as monthly rent for the use of this office. Once the construction of the Idaho Energy Complex is completed, the plant will become AEHI's primary facility.

ITEM 3.  LEGAL PROCEEDINGS

AEHI anticipates that it (including current and future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and AEHI cannot assure that their ultimate disposition will not have a materially adverse effect on AEHI business, financial condition, cash flows or results of operations.

During the year ended December 31, 2008, AEHI filed a lawsuit in Idaho's 4th District Court against the director of the Snake River Alliance environmental group over defamatory statements. On January 25, 2008, the case was dismissed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is a limited public trading market for the common stock. The Company's symbol is "AEHI" on the "Unsolicited" Pink Sheets.

                                                  HIGH              LOW
----------------------------------------          -----            -----
For the quarter ended December 31, 2008           $0.10            $0.09
For the quarter ended September 30, 2008          $0.40            $0.08
For the quarter ended June 30, 2008               $0.21            $0.08
For the quarter ended March 31, 2008              $0.43            $0.17

                                                  HIGH              LOW
----------------------------------------          -----            -----
For the quarter ended December 31, 2007           $0.50            $0.20
For the quarter ended September 30, 2007          $1.05            $0.25
For the quarter ended June 30, 2007               $0.76            $0.15
For the quarter ended March 31, 2007              $1.20            $0.10

HOLDERS

There are approximately 305 holders of record of AEHI common stock as of December 31, 2008.

DIVIDEND POLICY

Holders of AEHI common stock are entitled to receive such dividends as may be declared by AEHI board of directors. AEHI has not declared or paid any dividends on AEHI common shares and it does not plan on declaring any dividends in the near future. AEHI currently intends to use all available funds to finance the operation and expansion of its business.

SHARES ELIGIBLE FOR FUTURE SALE

AEHI currently has 78,165,255 shares of common stock outstanding as of December 31, 2008. A current shareholder who is an "affiliate" of AEHI, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with AEHI will be required to comply with the resale limitations of Rule 144. Of these shares a total of 62,903,293 shares have been held for 1 year or more and are eligible for resale under Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about AEHI. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

RECENT SALES OF UNREGISTERED SECURITIES

We made the following unregistered sales of its securities from October 1, 2008 through December 31, 2008.

         DATE              TITLE OF          NUMBER OF SHARES
                          SECURITIES                             CONSIDERATION    CLASS OF PURCHASER
      ----------         ------------        ----------------    -------------    ------------------
      12/11/2008         Common Stock             50,000             $5,000       Business Associate
      12/11/2008         Common Stock             50,000             $5,000       Business Associate
      12/29/2008         Common Stock             25,000             $2,500       Business Associate
      12/29/2008         Common Stock              2,000               $200       Business Associate
      12/30/2008         Common Stock              5,000               $500       Business Associate
      12/30/2008         Common Stock             10,000             $1,000       Business Associate
      12/30/2008         Common Stock                500                $50       Business Associate


EXEMPTION FROM REGISTRATION CLAIMED

All of the sales by AEHI of its unregistered securities were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity listed above that purchased the unregistered securities was an existing shareholder, known to the Company and its management, through pre-existing business relationships, as a long standing business associates. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to AEHI's management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ISSUER PURCHASES OF EQUITY SECURITIES

AEHI did not repurchase any shares of its common stock during the quarter ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

AEHI is in the business of serving the electric power generation industry by acquiring and developing nuclear plant sites and obtaining licenses for their construction and operation through its operating subsidiaries. The AEHI management has experience in the nuclear industry, power generation, and facility development. AEHI formed Idaho Energy Complex Corporation and Reactor Land Development, LLC was formed as its wholly-owned subsidiary to manage and finance its business plan to develop a proposed site in Idaho for a reactor. The LLC began operations in September 2007, with the purpose of acquiring land and water rights, permits and licenses, development, rights and such other property and services necessary to develop an energy complex in Idaho including one or more nuclear reactors (hereafter "the Project").

PLAN OF OPERATIONS

AEHI estimates that the total cost of the Project will be approximately $68 million. The initial $68 million is planned to be raised via the Reactor Land Development private placement that will convert to approximately 10% ownership in the first reactor unit in the form of common stock. Any shortfall will have to be funded through such things as debt financing, cost-sharing by contractors and suppliers, or other private placement offerings.

While the success of the Project does not depend on financial assistance from the government, management believes that through the 2005 Energy Policy Act, the Project may be eligible for an 80% federal loan guarantee for the construction of new nuclear facilities, and an applicable federal tax credit of $1 billion over eight years that should be sufficient to cover all operating expenses during that timeframe. Furthermore, the excess heat from this plant will be used to produce bio-fuels from local crops and agricultural waste.

The intended use of the funds for the LLC project is approximately 8% of the total shown below.

---------------------------------------------------------------------- ---------
                                                                          $M
---------------------------------------------------------------------- ---------
 PAYMENT TO OWNER FOR SITE LAND                                            15
---------------------------------------------------------------------- ---------
 PAYMENT FOR COLA  PLUS 10% PRICE ESCALATION DUE TO DELAYS                 37
---------------------------------------------------------------------- ---------
 PAYMENTS FOR THIRD PARTY PROJECT MANAGEMENT AND G&A                       10
---------------------------------------------------------------------- ---------
 ADDITIONAL WATER RIGHTS                                                    6
---------------------------------------------------------------------- ---------
                                                                TOTAL     $68M
---------------------------------------------------------------------- ---------

AEHI intends to borrow monies or obtain financing if the Reactor Land Development private placement does not raise the entire $68 million listed above.

AEHI may adjust the budget categories in the execution of its permitting and development plans. None of the line items is to be considered fixed or unchangeable.

Although AEHI reserves the right to reallocate the funds according to field experience, AEHI believes that the net proceeds from the planned Offering will be sufficient to fund its initial capital requirements for the next year for operations. The foregoing assumes the Offering will be fully subscribed, but there can be no assurance AEHI will not require additional funds if unforeseen issues arise. Any additional required funds over the maximum Offering amount will need to be financed as a loan. The availability and terms of any future financing will depend on market and other conditions. The amount of proceeds and uses are based upon the projections by Management, which may also change according to unforeseen future events and market changes. There are no commitments for loans as of this date.

In the continuance of AEHI's business operations it does not intend to purchase or sell any significant assets and the Company does not expect a significant change in the number of its employees.

In addition, the United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

PROJECT ECONOMICS

AEHI believes that if it is able to raise $68 million dollars, it may develop a site licensed for construction of the advanced reactor by the end of 2011. AEHI believes that by acquiring and permitting the proposed site now, its ability to offer a Site and an NRC license 3 to 4 years sooner than might otherwise be achievable, will offer additional value to the Idaho site due to earlier power generation/revenue potential of the site.

RESULTS OF OPERATIONS FOR YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

During the years ended December 31, 2008 and 2007, we did not recognize any revenues from its operational activities.

During the year ended December 31, 2008, we incurred operating expenses of $3,823,734 compared to $4,411,648 during the year ended December 31, 2007. The decrease of $587,914 was a result of a decrease in the operational activities of the Company over the prior year. During the year ended December 31, 2008, we incurred the following increases in our operational expenses over the prior year.


                              DECEMBER 31,      DECEMBER 31,       INCREASE OR
                                   2008              2007          (DECREASE)
                              ------------     -------------       ------------

Consulting services              $862,517        $  637,297        $   225,219
Marketing services               $105,425        $  103,875        $     1,549
Public relations                 $ 64,011        $  735,416        $  (671,405)
Legal fees                       $ 58,309        $  115,637        $   (57,328)
Reactor Land Development,
LLC Expenses                     $      0        $2,000,157        $(2,000,157)


During the year ended December 31, 2008, we recognized a net loss of $3,820,601 compared to a net loss of $3,394,200 in the year ended December 31, 2007. The decrease of $426,401 in net losses was a result of the $587,914 decrease in operational expenses offset by the $1,000,000 non-controlling interest of the Reactor Land Development, LLC ownership. The Company's basic and diluted loss per share was $0.06 in 2008 versus a basic and diluted loss per share of $0.10 in 2007.

LIQUIDITY

FOR THE YEAR ENDED  DECEMBER  31, 2008  COMPARED TO THE YEAR ENDED  DECEMBER 31,
2007

At December 31, 2008, AEHI had cash and cash equivalents of $112,519 and total current assets of $193,936 and current liabilities of $32,259. At December 31, 2008, current assets exceed current liabilities by $161,677.

Net cash used in operating activities during the year ended December 31, 2008 was $1,263,267, compared to net cash used in operating activities during the year ended December 31, 2007 of $2,727,908. During the year ended December 31, 2008, the net cash used represented a net loss of $3,811,883, adjusted for certain non-cash items consisting of stock for services of $2,587,558.

During the year ended December 31, 2008, the net cash used represented a net loss of $3,394,200, adjusted certain non-cash items consisting of stock issued for services of $1,687,111 and $1,000,000 in losses from the Variable Interest Entity.

During the years ended December 31, 2008 and 2007, the Company did not receive or use cash in its investing activities.

During the year ended December 31, 2008, the Company received $1,106,355 from its financing activities. During the year ended December 31, 2007, the Company received $2,743,317 from its financing activities.

During the year ended December 31, 2008, the Company received cash of $1,106,355 from the sale of 10,709,717 shares of its restricted common stock.

During the year ended December 31, 2008, the Company issued 24,762,049 shares of its restricted common stock in exchange for services of $2,587,558. Of such shares, 19,750,000 shares were issued to officers and directors for services of $1,975,000.

At December 31, 2008, the Company had a $55,000 deposit with Cobblestone Financial Group and Silver Leaf Companies for potential future financing and funding.

GOING CONCERN

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008 and 2007 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

AEHI has identified the policies below as critical to AEHI business operations and the understanding of AEHI results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect Tombstone's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements beginning on page F-7 for the years ended December 31, 2008 and 2007. Note that AEHI's preparation of this document requires AEHI to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of AEHI's financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

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

CASH AND CASH EQUIVALENTS

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures up to $250,000 and $100,000 of balances at December 31, 2008 and 2007, respectively. The uninsured balances at December 31, 2008 and 2007 were $-0- and $169,431, respectively.

STOCK BASED COMPENSATION

Alternate Energy Holdings, Inc. adopted SFAS No. 123(R), at inception. SFAS 123(R) requires all share-based compensation to employees, including stock options, to be expensed based on their fair market value over the required award service period. Alternate Energy Holding, Inc. uses the straight line method to recognize compensation expense related to share-based payments. For Alternate Energy Holdings, Inc.'s non-employees, share-based expense is recorded in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That are Issued to Other than Employees for Acquisition, or in Conjunction with Selling, Goods or Services." Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through December 31, 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Alternate Energy Holdings, Inc. does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations, or cash flow.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AEHI's operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. Our cash holdings do not generate interest income.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Alternate Energy Holdings, Inc. for the year ended December 31, 2008, period from August 29, 2005 (inception) through December 31, 2008, and period from August 29, 2005 through December 31, 2007, appear as pages F-1 through F-10.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    YEAR ENDED DECEMBER 31, 2008, PERIOD FROM
           AUGUST 29, 2005 (INCEPTION) THROUGH DECEMBER 31, 2008, AND
              PERIOD FROM AUGUST 29, 2005 THROUGH DECEMBER 31, 2007

                                     AUDITED

ROTENBERG & CO. LLP
CERTIFIED PUBLIC ACCOUNTANTS                   585.295.2400 * 585.295.2150 (fax)
--------------------------------------------------------------------------------
             1870 Winton Road South * Rochester, NY 14618 * www.rotenbergllp.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Alternate Energy Holdings, Inc.
(a development stage enterprise)


         We have audited the accompanying consolidated balance sheets of Alternate Energy Holdings, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended and for the period from Inception (August 29, 2005) through December 31, 2008. Alternate Energy Holdings, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternate Energy Holdings, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from Inception (August 29, 2005) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Rotenberg & Co., LLP

 Rochester, New York
   March 30, 2009

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2008 AND 2007

                                     ASSETS

                                                   2008        2007
  CURRENT ASSETS:                               ----------  ----------
    Cash and Cash Equivalents                   $ 112,519   $ 269,431
    Deposit                                        55,000      55,000
    Prepaid Expenses                               26,417           -
                                                ----------  ----------

         Total Current Assets                     193,936     324,431
                                                ----------  ----------

  OTHER ASSET
    Security Deposit                                3,000           -
                                                ----------  ----------

  TOTAL ASSETS                                  $ 196,936   $ 324,431
                                                ==========  ==========


                       LIABILITY AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITY
     Accounts Payable                           $  32,259   $  33,066
                                                ----------  ----------

         Total Current Liability                   32,259      33,066
                                                ----------  ----------

  NON-CONTROLLING INTEREST                              -           -
                                                ----------  ----------

  STOCKHOLDERS' EQUITY:
     Common Stock, par value $.001,
      150,000,000 shares authorized;
      78,165,255 issued, 77,765,255                78,165      42,715
      outstanding and 42,715,274 issued,
      42,315,274 outstanding, respectively
     Additional Paid in Capital                 8,816,716   5,158,253
     Treasury Stock (400,000 at cost)             (20,000)    (20,000)
     Deficit Accumulated During
       Development Stage                       (8,710,204) (4,889,603)
                                                ----------  ----------

       Total Stockholders' Equity                 164,677     291,365
                                                ----------  ----------

  TOTAL LIABILITY AND STOCKHOLDERS'
        EQUITY                                  $ 196,936   $ 324,431
                                                ==========  ==========



 The accompanying notes are an integral part of these financial statements.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
    AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2008

                                            YEAR ENDED  YEAR ENDED  INCEPTION TO
                                            DECEMBER 31 DECEMBER 31 DECEMBER 31
                                               2008        2007        2008
                                           -----------  ----------- -----------

 REVENUES                                 $        -   $         -  $         -
                                           -----------  ----------- -----------

 OPERATING EXPENSES:
      General and Administrative Expenses   3,832,452    4,411,648    9,740,312
                                           -----------  ----------- -----------

 NET LOSS FROM OPERATIONS                  (3,832,452)  (4,411,648)  (9,740,312)
                                           -----------  ----------- -----------

 OTHER INCOME (EXPENSE)
      Interest Income                          11,856       18,715       31,993
      Gain on Sales of Investments                  -        1,627        1,627
      Interest Expense                             (5)      (2,894)      (3,512)
                                           -----------  ----------- -----------
               Total Other Expense             11,851       17,448       30,108
                                           -----------  ----------- -----------

 LOSS BEFORE NON-CONTROLLING INTEREST
      IN VARIABLE INTEREST ENTITY          (3,820,601)  (4,394,200)  (9,710,204)

 Non-Controlling Interest in Variable
  Interest Entity                                   -    1,000,000    1,000,000
                                           -----------  ----------- -----------

 Net Loss                                 $(3,820,601) $(3,394,200) $(8,710,204)

 BASIC AND DILUTED
 NET LOSS PER COMMON STOCK                $     (0.06) $     (0.10)
                                           ----------   ----------

 WEIGHTED AVERAGE SHARES OUTSTANDING       65,568,159   34,565,680
                                           ----------   ----------











   The accompanying notes are an integral part of these financial statements.

                                                   ALTERNATE ENERGY HOLDINGS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                              AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2008

                                                       NUMBER OF                  ADDITIONAL
                                          PRICE PER      COMMON        COMMON       PAID IN     TREASURY       NET
                                            SHARE     SHARES ISSUED     STOCK       CAPITAL       STOCK        LOSS         TOTAL
                                         -----------  ------------- ------------- ------------ ----------   ----------- ------------
Founder Shares issued August 29, 2005           0.00     14,800,000 $     14,800  $  (14,800)  $       -    $       -   $         -
Issuance of Common Stock for Services
    October                                     0.05      3,249,999        3,250      54,250           -            -        57,500
Amortization of common stock for services
    October                                                       -            -       8,750           -            -         8,750
    November                                                      -            -       8,750           -            -         8,750
    December                                                      -            -       8,750           -            -         8,750
Issuance of Common Stock for Receivable:
    September                                   0.04        600,000          600      24,400           -            -        25,000
    November                                    0.05        300,000          300      14,700           -            -        15,000
Net Loss                                                          -            -           -           -     (100,692)     (100,692)
                                         -----------  ------------- ------------- ------------ ----------   ----------- ------------
Balances, December 31, 2005                              18,949,999       18,950     104,800                 (100,692)       23,058
Nussential Holdings Inc. shareholders
     prior to merger                            0.00      4,252,088        4,252      (4,252)          -            -             -
Issuance of Common Stock for Services
    September                                   1.01      1,149,999        1,150   1,157,599           -            -     1,158,749
    November                                    0.90        100,000          100      89,900           -            -        90,000
Amortization of common stock for services
    January                                                       -            -       8,750           -            -         8,750
    February                                                      -            -       8,750           -            -         8,750
    March                                                         -            -       8,750           -            -         8,750
    April                                                         -            -       8,750           -            -         8,750
    May                                                           -            -       8,750           -            -         8,750
    June                                                          -            -       8,750           -            -         8,750
    July                                                          -            -       8,750           -            -         8,750
    August                                                        -            -       8,750           -            -         8,750
Issuance of Common Stock for Cash
    March                                       0.05      1,000,000        1,000      49,000           -            -        50,000
    May                                         0.05        400,000          400      19,600           -            -        20,000
    June                                        0.05        100,000          100       4,900           -            -         5,000
    October                                     0.65        273,000          273     176,227           -            -       176,500
    November                                    0.33        116,000          116      38,550           -            -        38,666
    December                                    0.42         75,000           75      31,758           -            -        31,833
Purchase of Treasury Stock                                        -            -           -     (20,000)           -       (20,000)
Net Loss                                                          -            -           -           -   (1,394,711)   (1,394,711)
                                         -----------  ------------- ------------- ------------ ----------   ----------- ------------
Balances, December 31, 2006                              26,416,086       26,416   1,738,082     (20,000)  (1,495,403)      249,095
Issuance of Common Stock for Services
    February                                    0.50        920,000          920     459,080           -            -       460,000
    March                                       0.50        300,000          300     149,700           -            -       150,000
    April                                       0.25        100,000          100      24,900           -            -        25,000
    June                                        0.25        550,000          550     136,950           -            -       137,500
    August                                      0.40        531,552          532     212,089           -            -       212,621
    September                                   0.11      4,583,200        4,583     478,697           -            -       483,280
    October                                     0.40        366,400          366     146,194           -            -       146,560
    November                                    0.15        457,000          457      65,943           -            -        66,400
    December                                    0.10         57,500           58       5,692           -            -         5,750
Issuance of Common Stock for Cash
    January                                     0.53         23,000           23      12,227           -            -        12,250
    February                                    0.50         55,000           55      27,445           -            -        27,500
    March                                       0.50         10,000           10       4,990           -            -         5,000
    April                                       0.40         25,000           25       9,975           -            -        10,000
    May                                         0.25        206,000          206      51,294           -            -        51,500
    June                                        0.24        180,000          180      42,820           -            -        43,000
    July                                        0.25      2,591,000        2,591     645,159           -            -       647,750
    August                                      0.25      2,521,036        2,521     626,238           -            -       628,759
    September                                   0.25         64,000           64      15,936           -            -        16,000
    October                                     0.25         20,000           20       4,980           -            -         5,000
    November                                    0.20        287,500          287      57,213           -            -        57,500
    December                                    0.10      2,451,000        2,451     242,649           -            -       245,100
Net Loss                                                          -            -           -           -   (3,394,200)   (3,394,200)
                                                      ------------- ------------- ------------ ----------   ----------  ------------
Balances, December 31, 2007                              42,715,274 $     42,715  $5,158,253   $ (20,000) $(4,889,603)  $   291,365
                                                      ============= ============= ============ ==========   ==========  ============

                                   (continued)
   The accompanying notes are an integral part of these financial statements.

                                                   ALTERNATE ENERGY HOLDINGS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                              AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2008

                                                             (continued)

                                                       NUMBER OF                  ADDITIONAL
                                          PRICE PER      COMMON        COMMON       PAID IN     TREASURY       NET
                                            SHARE     SHARES ISSUED     STOCK       CAPITAL       STOCK        LOSS         TOTAL
                                         -----------  ------------- ------------- ------------ ----------   ----------- ------------
Issuance of Common Stock for Services
    January                                     0.10      1,312,250        1,312     129,913           -            -       131,225
    February                                    0.10         70,000           70       6,930           -            -         7,000
    March                                       0.10        183,250          183      18,142           -            -        18,325
    April                                       0.10         20,000           20       1,980           -            -         2,000
    May                                         0.10     14,556,875       14,557   1,441,131           -            -     1,455,688
    June                                        0.10      4,365,342        4,365     432,169           -            -       436,534
    July                                        0.20        798,625          798     158,927           -            -       159,725
    August                                      0.20         71,500           72      14,228           -            -        14,300
    September                                   0.20         25,430           25       5,061           -            -         5,086
    October                                     0.20        207,147          207      41,222           -            -        41,429
    November                                    0.20         10,853           11       2,160                                  2,171
    December                                    0.10      3,140,777        3,141     310,934                                314,075
Issuance of Common Stock for Cash
    January                                     0.10      7,720,000        7,720     764,280           -            -       772,000
    February                                    0.10      1,120,750        1,121     110,954           -            -       112,075
    March                                       0.10        225,000          225      22,275           -            -        22,500
    April                                       0.10        250,000          250      24,750           -            -        25,000
    May                                         0.10         50,000           50       4,950           -            -         5,000
    June                                        0.10        576,000          576      57,024           -            -        57,600
    July                                        0.10        307,301          308      31,072           -            -        31,380
    August                                      0.15        182,000          182      28,018           -            -        28,200
    September                                   0.20        153,666          154      39,946           -            -        40,100
    December                                    0.10        125,000          125      12,375           -            -        12,500
Net Loss                                                          -            -           -           -   (3,820,601)   (3,820,601)
                                                      ------------- ------------- ------------ ----------  -----------  ------------
Balances, December 31, 2008                              78,187,040       78,187   8,816,694      (20,000) (8,710,204)      164,677
                                                      ============= ============= ============ ==========  ===========  ============





















   The accompanying notes are an integral part of these financial statements.

                                      ALTERNATE ENERGY HOLDINGS, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                 AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2008

                                                               YEAR ENDED     YEAR ENDED    INCEPTION TO
                                                               DECEMBER 31    DECEMBER 31    DECEMBER 31
                                                                   2008           2007           2008
                                                              -------------  -------------  -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                 $ (3,820,601)  $ (3,394,200)  $(8,710,204)
                                                              -------------  -------------  -------------
     Adjustments to reconcile Net Loss to Net Cash
          Used by Operating Activities -
          Common stock issued for services                       2,587,558      1,687,111     5,677,168
          Loss from Variable Interest Entity                             -     (1,000,000)   (1,000,000)
          Change in operating Assets and Liabilities -
               Deposits                                                  -        (55,000)      (55,000)
               Prepaid Expenses                                    (26,417)             -       (16,417)
               Due from Related Parties                                  -          1,115        30,000
               Security Deposits                                    (3,000)             -        (3,000)
               Accounts Payable                                       (807)        33,066
                                                              -------------  -------------  -------------
                    Total Adjustments                            2,557,334        666,292     4,632,751
                                                              -------------  -------------  -------------
        Net Cash Used by Operating Activities                   (1,263,267)    (2,727,908)   (4,077,453)
                                                              -------------  -------------  -------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Receipt of Cash for Common Stock                            1,106,355      1,749,359     3,177,713
     Cash Received from Non-Controlling Members                          -      1,000,000     1,000,000
     Purchase of Treasury Stock                                          -              -       (20,000)
     Advances from Related Parties                                       -         (6,042)       32,259
                                                              -------------  -------------  -------------
          Net Cash Provided by Financing Activities              1,106,355      2,743,317     4,189,972
                                                              -------------  -------------  -------------

  NET INCREASE IN CASH                                            (156,912)        15,409       112,519

  CASH - BEGINNING                                                 269,431        254,022             -
                                                              -------------  -------------  -------------

  CASH - ENDING                                               $    112,519   $    269,431   $   112,519
                                                              =============  =============  =============



  Supplemental Disclosures:
        Cash paid for Income Taxes                            $          -   $          -   $         -
                                                              =============  =============  =============
        Cash paid for Interest                                $          5   $      2,894   $     3,511
                                                              =============  =============  =============

  Non-Cash Investing and Financing Activities:
       Receivable for Sale of Common Stock                    $          -   $          -   $    40,000
                                                              =============  =============  =============


   The accompanying notes are an integral part of these financial statements.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures up to $250,000 and $100,000 of balances at December 31, 2008 and 2007, respectively. The uninsured balances at December 31, 2008 and 2007 were $-0- and $169,431, respectively.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

STOCK BASED COMPENSATION

Alternate Energy Holdings, Inc. adopted SFAS No. 123(R), at inception. SFAS 123(R) requires all share-based compensation to employees, including stock options, to be expensed based on their fair market value over the required award service period. Alternate Energy Holding, Inc. uses the straight line method to recognize compensation expense related to share-based payments. For Alternate Energy Holdings, Inc.'s non-employees, share-based expense is recorded in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That are Issued to Other than Employees for Acquisition, or in Conjunction with Selling, Goods or Services." Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through December 31, 2008.

NOTE 2 - INCOME TAXES

Alternate Energy Holdings, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Alternate Energy Holdings, Inc. incurred net losses in the years ending December 31, 2008 and 2007 and therefore, has no tax liability. The deferred tax asset generated by the carry-forward is approximately $ 4,586,610 at December 31, 2008 and will expire 20 years in 2029. Components of deferred tax assets at December 31, 2008 are as follows:

                     Deferred tax asset - net operating loss
                           Carry-forwards                          $  4,586,610
                     Valuation Allowance                             (4,586,610)
                                                                   ------------

                                        Net deferred tax asset     $         -0-
                                                                   ============

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

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

During 2008, Alternate Energy Holdings, Inc.

         - Issued 24,762,049 shares of common stock valued at $ 2,587,558 for services.
         - Issued 10,709,717 shares of common stock for cash received in the amount of $ 1,106,355.

NOTE 4 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a one-year lease and on a month-to-month basis under another lease. The one year lease is dated June 1, 2008 and expires May 2009. Rent expense for the years ending December 31, 2008 and 2007 was $ 39,624 and $ 1,800, respectively.

NOTE 5 - GOING CONCERN

Alternate Energy Holdings, Inc financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $ 8,710,204 at December 31, 2008.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6 - VARIABLE INTEREST ENTITY

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

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - VARIABLE INTEREST ENTITY - CONTINUED

Furthermore, the daily operating decisions of Reactor Development, LLC are made by the members of Alternate Energy Holdings, Inc.'s management. Under FASB Interpretation No. 46, Reactor Development, LLC is deemed a variable Interest Entity to Alternate Energy Holding, Inc. and as such Reactor Development, LLC's financial information has been consolidated with Alternate Energy Holdings, Inc. The consolidated financial statements includes the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under "Non-Controlling Interest in Variable Interest Entity" in the accompanying consolidated income statement. Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at December 31, 2008 and 2007, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2008 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as AEHI directors or executive officers, including their ages as of December 31, 2008.

NAME                         AGE     POSITION
-----------------------      ---     ------------------------------------------
Donald Gillispie              64     President, CEO, COO and Director
Gregory E. Kane               65     Vice President and Director
John Franz                    70     Vice President and Director
Rick J. Bucci                 42     Vice President and Chief Financial Officer
Jennifer Ransom               34     Senior Vice President and Secretary
Leon Eliason                  68     Director
Kenneth A. Strahm, Sr.        71     Director
Ralph Beedle                  68     Director
James M. Taylor               73     Director (1)
-----------------------
(1)  On  December  1,  2008,  Alternate  Energy  Holdings,   Inc.  accepted  the
     resignation of Mr. James M. Taylor from the Board of the Directors and subsequently appointed him a Board Advisor.

AEHI officers are elected by the board of directors at the first meeting after each annual meeting of AEHI shareholders and hold office until their successors are duly elected and qualified under AEHI bylaws.

The directors named above will serve until the next annual meeting of AEHI's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of AEHI and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors of AEHI devote part-time (up to 10 hours weekly) to AEHI's affairs and the officers devote full-time (up to 50 hours weekly) to AEHI.

BIOGRAPHICAL INFORMATION

Management will devote part-time (Directors) and full time (Officers) to the operations of the Company, and any time spent will be devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

DONALD GILLISPIE, PRESIDENT, CEO, COO AND DIRECTOR

A past nuclear utility senior executive and current AEHI Chairman, has served as President and CEO of AEHI since inception. Mr. Gillispie has been the owner of Grace Glens Consulting since 2002, a technical management consulting company, which advises senior utility executives on managing commercial nuclear power companies, and other non-nuclear organizations. Mr. Gillispie helped start up a technical management consulting business, INPO, in Atlanta, GA and a nuclear operating company, NMC, in Hudson, WI which operated six nuclear power plants with 5,000 employees. Mr. Gillispie served as a director for Boston Edison. Mr. Gillispie has a Bachelor of Science in Electrical Engineering from Clemson University and has completed the Senior Executive Program at MIT. In addition, Mr. Gillispie has completed the Navy Nuclear program.

GREG KANE, VICE PRESIDENT AND DIRECTOR

A past nuclear plant manager, has served as Vice President and Board member of AEHI since September 2006. Mr. Kane is the President of Eagle "I" Nuclear Assistance, a consulting firm that provides, or has provided, management consulting to over twenty-five (25) nuclear programs. Mr. Kane has held that position since 1998. Mr. Kane previously held the position of General Manager at Virginia Power's twin unit PWR North Anna Nuclear Plant, where he was responsible for safe operation and budgeting of the station in all aspects of activities. Mr. Kane has completed the Navy Nuclear Program.

JOHN FRANZ, VICE PRESIDENT AND DIRECTOR

John Franz, a past Vice President of Duane Arnold, a nuclear facility, has served on the Board of AEHI since February 2007. Since leaving the nuclear utility, he has been a consultant for 12 nuclear power plants and 2 consulting firms, including practice INPO Accreditation Boards and membership on Nuclear Safety Review Boards. Mr. Franz has 36 years of experience in the licensing, start-up, operation, and management of nuclear power plants. Mr. Franz has received his Bachelor of Science degree in Mechanical Engineering from Drexel University.

RICK J. BUCCI, CHIEF FINANCIAL OFFICER

Mr. Bucci, a Certified Public Accountant, has served as Chief Financial Officer of AEHI since September 2007. Mr. Bucci has practiced accounting and tax for 19 years; his background includes hotels, construction, real estate development and banking. Additionally, he has served previously as CFO of two corporations, Veterans Outreach Center and Finger Lakes Family Care, Inc. His experience includes tax planning and preparation, audit services, financial statement preparation and presentation, bank financing and various consulting engagements. Mr. Bucci currently owns and operates a Certified Public Accounting firm, Rick
J. Bucci, CPA, which is licensed to practice public accounting in New York State and has over 350 clients. He attended the State University of New York at Geneseo (1984 through 1988).

JENNIFER RANSOM, SENIOR VICE PRESIDENT OF ADMINISTRATION AND CORPORATE SECRETARY

Ms. Ransom became Vice President of Administration and Corporate Secretary in May 2008. Ms. Ransom is responsible for all administration, human resources and accounting, and restricted stock sales and she reports to Chairman and CEO Donald Gillispie. Ms. Ransom has 15 years of experience in insurance, management and related fields, she is founder and owner of Ransom Insurance. Prior to starting Ransom Insurance, she worked as regional sales executive and a senior underwriter for Amica Insurance Company. Ms. Ransom received a BA in Business Management in 1998 from Glendale University.

LEON ELIASON, DIRECTOR

A past President of two nuclear utility business units, NSP and PSE&G, and former AEHI Chairman, has served on the Board of AEHI since September 2006. Mr. Eliason is a professional in the utilities field, with thirty-three (33) years of experience in operations, maintenance, engineering, and management of Nuclear, Fossil, Solar, and Hydro Power Plants. He served as President of the Nuclear Business Unit and Chief Nuclear Officer for Public Service Electric and Gas, Newark New Jersey - where he was responsible for all operational and support activities including fuel, technical support, business planning, and financial support for two generating stations. Mr. Eliason has a Bachelor of Science degree in Mechanical Engineering from the South Dakota School of Mines and Technology.

KENNETH A. STRAHM, SR., DIRECTOR

Mr. Strahm, a past president of the nuclear industry watchdog organization INPO, has served on the Board of AEHI since September 2006. Prior to his retirement, Mr. Strahm was employed by the Institute of Nuclear Power Operations (INPO) in Atlanta, Georgia, where he served as the Director of the National Academy for Nuclear Training and later as President of the Institute. Mr. Strahm attended the Naval Academy where he received a BS in Marine Engineering. He also attended the Naval Post Graduate School and obtained an MBA.

RALPH BEEDLE, DIRECTOR

Mr. Beedle, a past Senior Vice President of the Nuclear Energy Institute, has served on the Board of AEHI since inception. Mr. Beedle past Senior Vice President and Chief Nuclear Officer of the Nuclear Energy Institute - where, in addition to his operational management duties, he interacted regularly with the
U. S. Nuclear Regulatory Commission and other federal agencies, as well as members of Congress. Mr. Beedle attended the US Naval Academy and obtained a BS in Marine Engineering.

JAMES M. TAYLOR, FORMER DIRECTOR

Mr. Taylor the former Chief Operating Officer of the U.S. Nuclear Regulatory Commission (NRC) for a period of 10 years, served on the Board of AEHI since September 2006. He resigned his position of Director in December 2008 but continues to serve as an Advisory Board member. During his career, he was recognized by both Presidents Bush and Clinton with Presidential Distinguished Executive Rank Awards in 1989 and 1994. Mr. Taylor additionally held the position of Chief Financial Officer during his years of NRC employment and has served on Nuclear Safety Oversight Committees at nine utilities operating nuclear power plants. Mr. Taylor attended the Naval Academy and received a BS in Marine Engineering and attended MIT where he obtained an Master of Science in Nuclear.

COMMITTEES OF THE BOARD OF DIRECTORS

AEHI is managed under the direction of its board of directors.

         EXECUTIVE COMMITTEE

Members of the AEHI Executive Committee are as follows: Donald Gillispie (Co-Chairman), Leon Eliason (Co-Chairman), Kenneth A. Strahm, Sr. and Ralph Beedle.

         AUDIT COMMITTEE

AEHI formed an audit committee in March 2007. Members of the AEHI Audit Committee are as follows: Ralph Beedle (Chairman), Gregory E. Kane and John Franz. The audit committee is comprised solely of directors who are independent and financially literate, as required by the Securities Exchange Act of 1934, as amended, which AEHI refers to as the Securities Exchange Act. At least one member of the committee has accounting or related financial management expertise.

PREVIOUS "BLANK CHECK" OR "SHELL" COMPANY INVOLVEMENT

Management of AEHI has not been involved in prior private "blank-check" or "shell" companies.

CONFLICTS OF INTEREST

The officers and directors of AEHI will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the AEHI's business conflict with the demands of their other business and investment activities. Such conflicts may require that AEHI attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to AEHI.

CONFLICTS OF INTEREST - GENERAL

Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures, which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997.

The Company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2008, 2007 and 2006. The table sets forth this information for AEHI, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2008.

                                       SUMMARY EXECUTIVES COMPENSATION TABLE
-------------------- -------- --------- -------- ----------- ------- ------------- -------------- --------------- ----------
                                                                     Non-equity    Non-qualified
                                                                     incentive     deferred
                                                 Stock       Option  plan          compensation   All other
                              Salary    Bonus    awards      awards  compensation  earnings       compensation    Total
Name & Position      Year     ($)       ($)      ($)         ($)     ($)           ($)            ($)             ($)
-------------------- -------- --------- -------- ----------- ------- ------------- -------------- --------------- ----------
Donald Gillispie,    2008     0         0        $750,000    0       0             0              $120,000        $870,000
President, CEO and   2007     0         0        $200,000    0       0             0              $40,023         $240,023
COO (1)              2006     0         0        $ 14,800    0       0             0              0               $ 14,800
-------------------- -------- --------- -------- ----------- ------- ------------- -------------- --------------- ----------
Gregory E. Kane,     2008     0         0        0           0       0             0              0               0
Vice President       2007     0         0        0           0       0             0              0               0
                     2006     0         0        0           0       0             0              0               0
-------------------- -------- --------- -------- ----------- ------- ------------- -------------- --------------- ----------
John Franz, Vice     2008     0         0        0           0       0             0              0               0
President            2007     0         0        0           0       0             0              0               0
                     2006     0         0        0           0       0             0              0               0
-------------------- -------- --------- -------- ----------- ------- ------------- -------------- --------------- ----------
Rick J. Bucci,       2008     0         0        $350,000    0       0             0              0               $350,000
Vice President and   2007     0         0        $ 50,000    0       0             0              0               $ 50,000
Chief Financial      2006     0         0        0           0       0             0              0               0
Officer (3)
-------------------- -------- --------- -------- ----------- ------- ------------- -------------- --------------- ----------
Jennifer Ransom,     2008     0         0        $575,000    0       0             0              $60,000         $635,000
Senior Vice          2007     0         0        $ 25,000    0       0             0              0               $ 25,000
President and        2006     0         0        0           0       0             0              0               0
Secretary
-------------------- -------- --------- -------- ----------- ------- ------------- -------------- --------------- ----------

(1)During the year ended December 31, 2006, Mr. Gillispie received 14,800,000 shares of common stock valued at $14,800 for his services. During the year ended December 31, 2007, Mr. Gillspie received 2,000,000 shares of common stock valued at $0.10 per share as compensation for his services. During the year ended December 31, 2008, Mr. Gillispie received 7,500,000 shares of common stock valued at $0.10 per share as compensation for his services. During the year ended December 31, 2008, $120,000 of other compensation consisted of expense allotment for travel, auto, Idaho living expenses, entertainment.

(2) During the year ended December 31, 2007, Mr. Bucci received 500,000 shares of common stock valued at $0.10 per share as compensation for his services. During the year ended December 31, 2008, Mr. Bucci received 3,500,000 shares of common stock valued at $0.10 per share as compensation for his services.

(3) During the year ended December 31, 2007, Ms. Ransom received 250,000 shares of common stock valued at $0.10 per share as compensation for her services. During the year ended December 31, 2008, Ms. Ransom received 5,750,000 shares of common stock valued at $0.10 per share as compensation for her services. During the year ended December 31, 2008, $60,000 of other compensation consisted of expense allotment, travel, auto and entertainment.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

AEHI does not have a stock option plan as of the date of this Annual Report on Form 10-K. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2008 and 2007.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

None of the Company's officers, directors, advisors, or key employees is currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers, or employees of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The AEHI board of directors in its entirety acts as the compensation committee for AEHI. Mr. Gillispie is the Chief Executive Officer and Chairman of the Company.


                              DIRECTOR COMPENSATION

The Company does not pay any Directors fees for meeting attendance. An Audit Committee has been established, however, no compensation has been paid for this function to date.

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2008:


                                                     Non-equity     Nonqualified
                  Fees                               incentive        deferred        All other
               earned or   Stock       Option           plan        compensation    compensation     Total
    Name       paid in     awards      awards ($)   compensation      earnings           ($)          ($)
                  cash       ($)(2)                     ($)             ($)
                  ($)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------
Donald            $-0-        $-0-        $-0-          $-0-            $-0-            $-0-          $-0-
Gillispie

Gregory E.        $-0-       $5,000       $-0-          $-0-            $-0-            $-0-          $5,000
Kane

John Franz        $-0-       $5,000       $-0-          $-0-            $-0-            $-0-          $5,000

Leon Eliason      $-0-       $5,000       $-0-          $-0-            $-0-            $-0-          $5,000

James M.          $-0-       $5,000       $-0-          $-0-            $-0-            $-0-          $5,000
Taylor (1)

Kenneth A.        $-0-       $5,000       $-0-          $-0-            $-0-            $-0-          $5,000
Strahm, Sr.

Ralph Beedle      $-0-       $5,000       $-0-          $-0-            $-0-            $-0-          $5,000
---------------

1) On December 1, 2008, Alternate Energy Holdings, Inc. accepted the resignation of Mr. James M. Taylor from the Board of the Directors and subsequently appointed him to serve as an Advisor to the Board of the Directors.
2) During the year ended December 31, 2008, each director, except Mr. Gillispie, received 500,000 shares of the Company's common stock valued at $0.10 per share for their services as directors.

LIMITATION ON LIABILITY AND INDEMNIFICATION

AEHI is a Nevada corporation. The Nevada Revised Statutes (NRS) provides that the articles of incorporation of a Nevada corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. AEHI articles of incorporation contain a provision eliminating the personal liability of directors to AEHI or AEHI shareholders for monetary damages to the fullest extent provided by the NRS.

The NRS provides that a Nevada corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a "Proceeding"), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation's articles of incorporation. AEHI articles of incorporation do not contain any such limitation.

The NRS provides that a Nevada corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person's conduct was in the corporation's best interests and, in all other cases, his or her conduct was at least not opposed to the corporation's best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. The Company's articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

The NRS, unless otherwise provided in the articles of incorporation, a Nevada corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by its bylaws, general or specific action of its board of directors or shareholders, or contract. AEHI articles of incorporation provide for indemnification of directors, officers, employees, fiduciaries and agents of AEHI to the full extent permitted by Nevada law.

AEHI articles of incorporation also provide that AEHI may purchase and maintain insurance on behalf of any person who is or was a director or officer of AEHI or who is or was serving at the request of AEHI as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not AEHI would have the power to indemnify him or her against such liability.

                      EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of AEHI outstanding common stock by:

     o each person who is known by AEHI to be the beneficial owner of five percent (5%) or more of AEHI common stock;

     o AEHI chief executive officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and

     o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of AEHI common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of AEHI common stock that AEHI believes was beneficially owned by each person or entity as of December 31, 2008.















                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)



                                                           NUMBER OF SHARES OF
                                                               COMMON STOCK           PERCENT OF CLASS
         NAME AND ADDRESS OF BENEFICIAL OWNER (1)           BENEFICIALLY OWNED     BENEFICIALLY OWNED (2)
--------------------------------------------------------- ------------------------ -----------------------
Donald Gillispie, President, CEO, COO and Director                     22,300,000(3)               28.53%

Gregory E. Kane, Vice President and Director                            1,000,000                   1.28%

John Franz, Vice President and Director                                 1,080,000                   1.38%

Rick J. Bucci, Vice President and Chief Financial                       4,015,045(4)                5.14%
Officer

Jennifer Ransom,  Senior Vice President and Secretary                   6,000,000                   7.68%

Leon Eliason, Director                                                  1,000,000                   1.28%

Kenneth A. Strahm, Sr., Director                                        1,000,000                   1.28%

Ralph Beedle, Director                                                  1,000,000                   1.28%

James M. Taylor, Director (5)                                           1,000,000                   1.28%

Taylor Gillispie (6)                                                    4,149,999                   5.31%
3440 Union Church Road
Thaxton, VA  24174

All directors and executive officers as a group (nine persons)         42,545,044                  54.43%
---------------------

     (1) Except as noted above the business address for all listed individuals or entities is 911 E. Winding Creek Dr., Suite 150, Eagle, ID 83616.

     (2) On December 31, 2008, the Company had 78,187,040 shares of its common stock issued and 77,787,040 outstanding.

     (3) 13,500,000 Shares held individually; 8,800,000 held jointly with spouse

     (4)  4,010,319 Shares held directly; 4,726 held indirectly through spouse

     (5) On December 1, 2008, Alternate Energy Holdings, Inc. accepted the resignation of Mr. James M. Taylor from the Board of the Directors and subsequently appointed him a Board Advisor.

     (6)  Daughter of Donald Gillispie


Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that AEHI believes have a reasonable likelihood of being "in the money" within the next sixty days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2007, Mr. Gillispie, an officer and director of AEHI, received 6,000,000 shares of common stock valued at $.0001 per share for his services. During the year ended December 31, 2008, Mr. Gillispie received 7,500,000 shares of common stock valued at $0.10 per share as compensation for his services.

During the year ended December 31, 2007, Mr. Kane, an officer and director of AEHI, received 200,000 shares of common stock valued at $.0001 per share for his services. During the year ended December 31, 2008, Mr. Kane received 500,000 shares of common stock valued at $0.10 per share as compensation for his services.

During the year ended December 31, 2007, Mr. Franz received 350,000 shares of common stock, of which 300,000 shares were valued at $.10 per share and 50,000 were valued at $.50 per share as compensation for his services. During the year ended December 31, 2008, Mr. Franz, an officer and director of AEHI, received 500,000 shares of common stock valued at $0.10 per share for his services.

During the year ended December 31, 2007, Mr. Bucci, an officer of AEHI, received 500,000 shares of common stock valued at $.0001 per share as compensation for his services. During the year ended December 31, 2008, Mr. Bucci, an officer of AEHI, received 3,500,000 shares of common stock valued at $0.10 per share as compensation for his services.

During the year ended December 31, 2007, Ms. Ransom, an officer of AEHI received 250,000 shares of common stock valued at $.0001 per share as compensation for her services. During the year ended December 31, 2008, Ms. Ransom, an officer of AEHI received 5,750,000 shares of common stock valued at $0.10 per share as compensation for her services.

During the years ended December 31, 2007 and December 31, 2008, the following directors of AEHI received shares in the amounts set forth below:

                            NUMBER OF SHARES            $ VALUE OF SHARES
                            ----------------            -----------------
DECEMBER 31, 2007
-----------------------
Mr. Kane                         100,000                     $10,000
Mr. Franz                        200,000                     $20,000
Mr. Eliason                      100,000                     $10,000
Mr. Taylor                       200,000                     $20,000
Mr. Strahm                       200,000                     $20,000
Mr. Beedle                       200,000                     $20,000

                            NUMBER OF SHARES            $ VALUE OF SHARES
                            ----------------            -----------------
DECEMBER 31, 2008
Mr. Kane                         500,000                     $ 5,000
Mr. Franz                        500,000                     $ 5,000
Mr. Eliason                      500,000                     $ 5,000
Mr. Taylor                       500,000                     $ 5,000
Mr. Strahm                       500,000                     $ 5,000
Mr. Beedle                       500,000                     $ 5,000


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. Rotenberg & Co., LLP ("Rotenberg") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Rotenberg's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2008 and December 31, 2007 by Rotenberg & Co., LLP and Malone and Bailey, CPA's, respectively. Fees paid to Malone and Bailey, CPA's during the year ended December 31, 2007 was for their work on the audits for the years ended December 31, 2006 and 2005.

                                       Year Ended December 31,
                                   2008                      2007
                          ----------------------      -------------------
Audit Fees                              $26,000                  $26,395

Audit-related Fees                           $0                       $0

Tax Fees                                     $0                       $0

All Other Fees                               $0                       $0

                          ----------------------      -------------------
Total Fees                              $26,000                  $26,395


All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.



(a)              Audited financial statements for years ended December 31, 2008 and 2007

(b)               EXHIBIT NO.                                   DESCRIPTION
                  -----------                                   -----------
                 3.1            Articles of Incorporation of CorpTran Support, Inc. - 7/31/01 (1)

                 3.2            Certificate of Amendment - CorpTran Support, Inc. - 10/13/04
                                (Stock amount changed to 75,000,000 @ $.001) (1)

                 3.3            Certificate of Amendment - Name change to dRx, Inc. - 12/15/04 (1)

                 3.4            Certificate of Amendment - Name change to Nussentials Holding, Inc. -  6/24/05 (1)

                 3.5            Certificate of Amendment - Name change to Alternate Energy Holdings, Inc. -  9/13/06 (1)

                 3.6            Certificate of Amendment - Alternate Energy Holdings, Inc. - 8/19/08 (Stock
                                amount changed to 150,000,000 @ $.001) (1)

                 3.7            Bylaws of CorpTran Support, Inc. (1)

                 10.1           Land Purchase Agreement (1)

                 10.2           Construction Loan Letter (1)

                 21.1           List of Subsidiaries

                 31.1           Certification of Chief Executive Officer pursuant to Section 302 of the
                                Sarbanes-Oxley Act

                 31.2           Certification of Chief Financial Officer pursuant to Section 302 of the
                                Sarbanes-Oxley Act

                 32.1           Certification of Principal Executive Officer pursuant to Section 906 of the
                                Sarbanes-Oxley Act

                 32.2           Certification of Principal Financial Officer pursuant to Section 906 of the
                                Sarbanes-Oxley Act
--------------------

(1) Incorporated by reference from the exhibits included in the Company's Form 10 filed with the Securities and Exchange Commission (www.sec.gov), dated October 1, 2008. A copy can be provided by mail, free of charge, by sending a written request to Alternate Energy Holdings, Inc., 911 E. Winding Creek Dr., Suite 150, Eagle, ID 83616.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Alternate Energy Holdings, Inc.

Dated: March 26, 2009
                          By: /s/ Donald L. Gillispie
                          -----------------------------------------------------
                          Donald L. Gillispie,
                          President, Chief Executive Officer, Chief Operating Officer and Director


                          By: /s/ Rick J. Bucci
                          -----------------------------------------------------
                          Rick J. Bucci,
                          Vice-President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2009
                         Alternate Energy Holdings, Inc.

                         /s/Donald L. Gillispie
                         ------------------------------------------------------
                         Donald L. Gillispie, President, CEO, COO and Director

                         /s/Gregory E. Kane
                         ------------------------------------------------------
                         Gregory E. Kane, Vice President and Director

                         /s/John Franz
                         ------------------------------------------------------
                         John Franz, Vice President and Director

                         /s/Leon Eliason
                         ------------------------------------------------------
                         Leon Eliason, Director

                         /s/Kenneth A. Strahm, Sr.
                         ------------------------------------------------------
                         Kenneth A. Strahm, Sr., Director

                         /s/Ralph Beedle
                         ------------------------------------------------------
                         Ralph Beedle, Director