Form 10-Q
period 2009-03-31
ALTERNATE ENERGY HOLDINGS, INC.
filed 2009-05-15
CIK 1421874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q

                                -----------------
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

__  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

    For the transition from ______ to _______

                        COMMISSION FILE NUMBER: 000-53451

                         ALTERNATE ENERGY HOLDINGS, INC.
                         -------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        NEVADA                                               20-5689191
------------------------                             ---------------------------
(STATE OF INCORPORATION)                               (IRS EMPLOYER ID NUMBER)

              911 E. WINDING CREEK DR., SUITE 150, EAGLE, ID 83616
              ---------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  208-939-9311
                     --------------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                          Yes[_X_]                                     No[__]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                          Yes[__]                                      No[__]

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

                          Yes[__]                                      No[_X_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 12, 2009, there were 99,886,145 shares of the registrant's common stock issued and outstanding.


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                               PAGE

Item 1.  Financial Statements                                                                                  4

                    Consolidated Balance Sheets - March 31, 2009 (Unaudited) and
                    December 31, 2008 (Audited)                                                                5

                    Consolidated Income Statements (Unaudited) - For   the Three
                    Months  Ended  March 31,  2009 and 2008 and From  August 29,
                    2005 (Inception) to March 31, 2009                                                         6

                    Consolidated Statements of Changes in   Stockholders' Equity
                    (Unaudited)  - For the Three Months Ended March 31, 2009 and
                    2008 and From August 29, 2005 (Inception) to March 31, 2009                                7

                    Consolidated  Statements  of Cash Flows  (Unaudited)   - For
                    the Three  Months  Ended  March  31,  2009 and 2008 and From
                    August 29, 2005 (Inception) to March 31, 2009                                              9

                    Notes to the Consolidated Financial Statements (Unaudited)                                10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  - Not Applicable                         16

Item 4.  Controls and Procedures                                                                              17

Item 4T. Controls and Procedures - Not Applicable                                                             17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                                   17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                          17

Item 3.  Defaults Upon Senior Securities - Not Applicable                                                     18

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                                 18

Item 5.  Other Information - Not Applicable                                                                   18

Item 6.  Exhibits                                                                                             18

SIGNATURES                                                                                                    19


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

                                     ASSETS

                                                      MARCH 31,     DECEMBER 31,
                                                        2009           2008
                                                     UNAUDITED
                                                    ------------    -----------
CURRENT ASSETS:
  Cash and Cash Equivalents                         $    33,589     $  112,519
  Deposit                                                55,000         55,000
  Prepaid Expenses                                       14,135         26,417
                                                    ------------    -----------

       Total Current Assets                             102,724        193,936
                                                    ------------    -----------

OTHER ASSET
  Security Deposit                                        3,000          3,000
                                                    ------------    -----------

TOTAL ASSETS                                        $   105,724     $  196,936
                                                    ============    ===========


                        LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                 $    42,340     $   32,259
   Due to Officer                                        50,000              -
                                                    ------------    -----------

       Total Current Liabilities                         92,340         32,259
                                                    ------------    -----------

NON-CONTROLLING INTEREST                                      -              -
                                                    ------------    -----------

STOCKHOLDERS' EQUITY:
 Common Stock, par value $.001, 150,000,000 shares
  authorized; 79,875,995 issued and 79,475,995
  outstanding and 53,346,524 issued and 52,946,524
  outstanding, respectively                              79,875         78,187
 Additional Paid in Capital                           8,920,468      8,816,694
 Treasury Stock (400,000 shares at cost)                (20,000)       (20,000)
 Deficit Accumulated During Development Stage        (8,966,959)    (8,710,204)
                                                    ------------    -----------

     Total Stockholders' Equity                          13,384        164,677
                                                    ------------    -----------

TOTAL LIABILITY AND STOCKHOLDERS'
      EQUITY                                        $   105,724     $  196,936
                                                    ============    ===========





   The accompanying notes are an integral part of these financial statements.

                                  ALTERNATE ENERGY HOLDINGS, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED INCOME STATEMENTS
                            FOR THE YEARS ENDED MARCH 31, 2009 AND 2008
        AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2009 (UNAUDITED)

                                                    THREE MONTHS    THREE MONTHS   INCEPTION TO
                                                       MARCH           MARCH 31      MARCH 31
                                                        2009             2008          2009
                                                    ------------    -----------   ---------------
REVENUES                                            $         -     $        -    $            -
                                                    ------------    -----------   ---------------

OPERATING EXPENSES:
     General and Administrative Expenses                262,263        657,623        10,002,576
                                                    ------------    -----------   ---------------

NET LOSS FROM OPERATIONS                               (262,263)      (657,623)      (10,002,576)
                                                    ------------    -----------   ---------------

OTHER INCOME (EXPENSE)
     Interest Income                                         82          5,980            32,076
     Miscellaneous Income                                 5,479              -             5,479
     Gain on Sales of Investments                             -              -             1,627
     Interest Expense                                       (53)             -            (3,565)
                                                    ------------    -----------   ---------------
              Total Other Expense                         5,508          5,980            35,617
                                                    ------------    -----------   ---------------

LOSS BEFORE NON-CONTROLLING INTEREST
     IN VARIABLE INTEREST ENTITY                       (256,755)      (651,643)       (9,966,959)

Non-Controlling Interest in Variable Interest Entity          -              -         1,000,000
                                                    ------------    -----------   ---------------

Net Loss                                            $  (256,755)    $ (651,643)   $   (8,966,959)
                                                    ============    ===========   ===============

BASIC AND DILUTED
NET LOSS PER COMMON STOCK                           $     (0.00)    $    (0.01)
                                                    ------------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                  79,660,844     52,736,284
                                                    ------------    -----------











   The accompanying notes are an integral part of these financial statements.

                                                   ALTERNATE ENERGY HOLDINGS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                         AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2009 (UNAUDITED)

                                                       Number of              Additional
                                          Price per     Common       Common     Paid in       Treasury       Net
                                            Share    Shares Issued   Stock      Capital         Stock        Loss           Total
                                           -----------------------------------------------------------------------------------------
Founder Shares issued August 29, 2005         0.00     14,800,000  $ 14,800   $   (14,800)  $       -   $          -    $         -
Issuance of Common Stock for Services
    October                                   0.05      3,249,999     3,250        54,250           -              -         57,500
Amortization of common stock for services
    October                                                     -         -         8,750           -              -          8,750
    November                                                    -         -         8,750           -              -          8,750
    December                                                    -         -         8,750           -              -          8,750
Issuance of Common Stock for Receivable:
    September                                 0.04        600,000       600        24,400           -              -         25,000
    November                                  0.05        300,000       300        14,700           -              -         15,000
Net Loss                                                        -         -             -           -       (100,692)      (100,692)
                                                   ---------------------------------------------------------------------------------
Balances, December 31, 2005                            18,949,999    18,950       104,800           -       (100,692)        23,058
Nussential Holdings Inc. shareholders
     prior to merger                          0.00      4,252,088     4,252        (4,252)          -              -              -
Issuance of Common Stock for Services
     September                                1.01      1,149,999     1,150     1,157,599           -              -      1,158,749
     November                                 0.90        100,000       100        89,900           -              -         90,000
Amortization of common stock for services
     January                                                    -         -         8,750           -              -          8,750
     February                                                   -         -         8,750           -              -          8,750
     March                                                      -         -         8,750           -              -          8,750
     April                                                      -         -         8,750           -              -          8,750
     May                                                        -         -         8,750           -              -          8,750
     June                                                       -         -         8,750           -              -          8,750
     July                                                       -         -         8,750           -              -          8,750
     August                                                     -         -         8,750           -              -          8,750
Issuance of Common Stock for Cash
     March                                    0.05      1,000,000     1,000        49,000           -              -         50,000
     May                                      0.05        400,000       400        19,600           -              -         20,000
     June                                     0.05        100,000       100         4,900           -              -          5,000
     October                                  0.65        273,000       273       176,227           -              -        176,500
     November                                 0.33        116,000       116        38,550           -              -         38,666
     December                                 0.42         75,000        75        31,758           -              -         31,833
Purchase of Treasury Stock                                      -         -             -     (20,000)             -        (20,000)
Net Loss                                                        -         -             -           -     (1,394,711)    (1,394,711)
                                                   ---------------------------------------------------------------------------------
Balances, December 31, 2006                            26,416,086    26,416     1,738,082     (20,000)    (1,495,403)       249,095
Issuance of Common Stock for Services
     February                                 0.50        920,000       920       459,080           -              -        460,000
     March                                    0.50        300,000       300       149,700           -              -        150,000
     April                                    0.25        100,000       100        24,900           -              -         25,000
     June                                     0.25        550,000       550       136,950           -              -        137,500
     August                                   0.40        531,552       532       212,089           -              -        212,621
     September                                0.11      4,583,200     4,583       478,697           -              -        483,280
     October                                  0.40        366,400       366       146,194           -              -        146,560
     November                                 0.15        457,000       457        65,943           -              -         66,400
     December                                 0.10         57,500        58         5,692           -              -          5,750
Issuance of Common Stock for Cash
     January                                  0.53         23,000        23        12,227           -              -         12,250
     February                                 0.50         55,000        55        27,445           -              -         27,500
     March                                    0.50         10,000        10         4,990           -              -          5,000
     April                                    0.40         25,000        25         9,975           -              -         10,000
     May                                      0.25        206,000       206        51,294           -              -         51,500
     June                                     0.24        180,000       180        42,820           -              -         43,000
     July                                     0.25      2,591,000     2,591       645,159           -              -        647,750
     August                                   0.25      2,521,036     2,521       626,238           -              -        628,759
     September                                0.25         64,000        64        15,936           -              -         16,000
     October                                  0.25         20,000        20         4,980           -              -          5,000
     November                                 0.20        287,500       287        57,213           -              -         57,500
     December                                 0.10      2,451,000     2,451       242,649           -              -        245,100
Net Loss                                                        -         -             -           -     (3,394,200)    (3,394,200)
                                                   ---------------------------------------------------------------------------------
Balances, December 31, 2007                            42,715,274  $ 42,715   $ 5,158,253   $ (20,000)  $ (4,889,603)   $   291,365
                                                   =================================================================================

   The accompanying notes are an integral part of these financial statements.


                                                   ALTERNATE ENERGY HOLDINGS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                         AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2009 (UNAUDITED)


                                                       Number of              Additional
                                          Price per     Common       Common     Paid in       Treasury       Net
                                            Share    Shares Issued   Stock      Capital         Stock        Loss           Total
                                           -----------------------------------------------------------------------------------------

Issuance of Common Stock for Services
     January                                   0.10     1,312,250     1,312       129,913           -              -        131,225
     February                                  0.10        70,000        70         6,930           -              -          7,000
     March                                     0.10       183,250       183        18,142           -              -         18,325
     April                                     0.10        20,000        20         1,980           -              -          2,000
     May                                       0.10    14,556,875    14,557     1,441,131           -              -      1,455,688
     June                                      0.10     4,365,342     4,365       432,169           -              -        436,534
     July                                      0.20       798,625       798       158,927           -              -        159,725
     August                                    0.20        71,500        72        14,228           -              -         14,300
     September                                 0.20        25,430        25         5,061           -              -          5,086
     October                                   0.20       207,147       207        41,222           -              -         41,429
     November                                  0.20        10,853        11         2,160                                     2,171
     December                                  0.10     3,140,777     3,141       310,934                                   314,075
Issuance of Common Stock for Cash                                                                                                 -
     January                                   0.10     7,720,000     7,720       764,280           -              -        772,000
     February                                  0.10     1,120,750     1,121       110,954           -              -        112,075
     March                                     0.10       225,000       225        22,275           -              -         22,500
     April                                     0.10       250,000       250        24,750           -              -         25,000
     May                                       0.10        50,000        50         4,950           -              -          5,000
     June                                      0.10       576,000       576        57,024           -              -         57,600
     July                                      0.10       307,301       308        31,072           -              -         31,380
     August                                    0.15       182,000       182        28,018           -              -         28,200
     September                                 0.20       153,666       154        39,946           -              -         40,100
     December                                  0.10       125,000       125        12,375           -              -         12,500
Net Loss                                                        -         -             -           -     (3,820,601)    (3,820,601)
                                                    --------------------------------------------------------------------------------
Balances, December 31, 2008                            78,187,040    78,187     8,816,694     (20,000)    (8,710,204)       164,677
                                                    ================================================================================

Issuance of Common Stock for Services
     January                                   0.10       395,290       395        39,134           -              -         39,529
     March                                     0.05       138,065       138         6,765           -              -          6,903
Issuance of Common Stock for Cash
     January                                   0.10        25,000        25         2,475           -              -          2,500
     February                                  0.05       800,000       800        39,200           -              -         40,000
     March                                     0.05       330,600       330        16,200           -              -         16,530
Net Loss                                                        -         -             -           -       (256,755)      (256,755)
                                                    --------------------------------------------------------------------------------
Balances, March 31, 2009                               79,875,995    79,875     8,920,468     (20,000)    (8,966,959)        13,384
                                                    ================================================================================











   The accompanying notes are an integral part of these financial statements.

                                   ALTERNATE ENERGY HOLDINGS, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
          AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2009 (UNAUDITED)

                                                        THREE MONTHS   THREE MONTHS   INCEPTION TO
                                                          MARCH 31       MARCH 31       MARCH 31
                                                          2009            2008            2009
                                                       ------------    -----------   ---------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                         $  (256,755)    $ (651,643)   $   (8,966,959)
                                                       ------------    -----------   ---------------
      Adjustments to reconcile Net Loss to Net Cash
           Used by Operating Activities -
           Common stock issued for services                 46,432         64,950         5,763,600
           Loss from Variable Interest Entity                    -              -        (1,000,000)
           Change in operating Assets and Liabilities -
                Deposits                                         -              -           (55,000)
                Prepaid Expenses                            12,282              -           (14,135)
                Security Deposits                                -              -            (3,000)
                Accounts Payable                            10,081         (8,180)           42,340
                                                       ------------    -----------   ---------------
                     Total Adjustments                      68,795         56,770         4,733,805
                                                       ------------    -----------   ---------------
         Net Cash Used by Operating Activities            (187,960)      (594,873)       (4,233,154)
                                                       ------------    -----------   ---------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Receipt of Cash for Common Stock                      59,030        906,575         3,236,743
      Cash Received from Non-Controlling Members                 -              -         1,000,000
      Purchase of Treasury Stock                                 -              -           (20,000)
      Advances from Related Parties                         50,000              -            50,000
                                                       ------------    -----------   ---------------
           Net Cash Provided by Financing Activities       109,030        906,575         4,266,743
                                                       ------------    -----------   ---------------

   NET (DECREASE) INCREASE IN CASH                         (78,930)       311,702            33,589

   CASH - BEGINNING                                        112,519        269,431                 -
                                                       ------------    -----------   ---------------

   CASH - ENDING                                       $    33,589     $  581,133    $       33,589
                                                       ============    ===========   ===============



   Supplemental Disclosures:
         Cash paid for Income Taxes                    $         -     $        -    $            -
                                                       ============    ===========   ===============
         Cash paid for Interest                        $        53     $        -    $        3,565
                                                       ============    ===========   ===============

   Non-Cash Investing and Financing Activities:
        Receivable for Sale of Common Stock            $         -     $        -    $       40,000
                                                       ============    ===========   ===============








   The accompanying notes are an integral part of these financial statements.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

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

BASIS OF PRESENTATION

The condensed consolidated financial statements of Alternate Energy Holdings, Inc. (The Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in the financial statements prepared in conjunction with generally accepted principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's registration statement, Annual Report on Form 10-K and other reports filed with the SEC.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

BASIS OF PRESENTATION - CONTINUED

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessary comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted

CASH AND CASH EQUIVALENTS

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures up to $250,000 balances at March 31, 2009 and December 31, 2008, respectively. The uninsured balances at March 31, 2009 and December 31, 2008 were $ -0- and $ -0-, respectively.

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

STOCK BASED COMPENSATION

Alternate Energy Holdings, Inc. adopted SFAS No. 123(R), at inception. SFAS 123(R) requires all share-based compensation to employees, including stock options, to be expensed based on their fair market value over the required award service period. Alternate Energy Holding, Inc. uses the straight line method to recognize compensation expense related to share-based payments. For Alternate Energy Holdings, Inc.'s non-employees, share-based expense is recorded in accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That are Issued to Other than Employees for Acquisition, or in Conjunction with Selling, Goods or Services." Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through March 31, 2009.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Alternate Energy Holdings, Inc. does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations, or cash flow.

NOTE 2 - INCOME TAXES

Alternate Energy Holdings, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Alternate Energy Holdings, Inc. incurred net losses in the three months ending March 31, 2009 and 2008 and therefore, has no tax liability. The deferred tax asset generated by the carry-forward is approximately $ 4,843,365 at March 31, 2009 and will expire in 2029.

Components of deferred tax assets at March 31, 2009 are as follows:

            Deferred tax asset - net operating loss
                     Carry-forwards                             $ 4,843,365
            Valuation Allowance                                  (4,843,365)
                                                                ------------

                             Net deferred tax asset             $        -0-
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

During 2009, Alternate Energy Holdings, Inc.
     -    Issued 533,355 shares of common stock valued at $ 46,432 for services.
     - Issued 1,155,600 shares of common stock for cash received in the amount of $ 59,030.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)


NOTE 4 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a one-year lease and on a month-to-month basis under another lease. The one year lease is dated June 1, 2008 and expires May 2009. Rent expense for the three months ending March 31, 2009 and 2008 was $ 12,370 and $ 1,800, respectively.

NOTE 5 - GOING CONCERN

Alternate Energy Holdings, Inc.'s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $ 8,966,960 at March 31, 2009.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6 - VARIABLE INTEREST ENTITY

FASB Interpretation No. 46 requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Reactor Development, LLC was formed for the purpose of developing and managing an energy complex. Alternate Energy Holdings, Inc. invested $1,000,000 which represents approximately 50% of Reactor Development LLC's capital structure as of December 31, 2007. Furthermore, the daily operating decisions of Reactor Development, LLC are made by the members of Alternate Energy Holdings, Inc.'s management. Under FASB Interpretation No. 46, Reactor Development, LLC is deemed a variable Interest Entity to Alternate Energy Holding, Inc. and as such Reactor Development, LLC's financial information has been consolidated with Alternate Energy Holdings, Inc. The consolidated financial statements includes the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under "Non-Controlling Interest in Variable Interest Entity" in the accompanying consolidated income statement. Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at March 31, 2009 and 2008, respectively.

NOTE 7 - CHANGE IN FINANCIAL PRESENTATION

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

NOTE 8 - DUE TO OFFICER

An officer of the Company has advanced the Company $50,000. There are no formal repayment terms for the advance. No interest is being charged or accrued on the advance. The outstanding balance at March 31, 2009 and December 31, 2008 was $50,000 and $ -0-, respectively.

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

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2008, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

 -------------------------------------------------------------------- ---------
                                                                            $M
 -------------------------------------------------------------------- ---------
 PAYMENT TO OWNER FOR SITE LAND                                             15
 -------------------------------------------------------------------- ---------
 PAYMENT FOR COLA  PLUS 10% PRICE ESCALATION DUE TO DELAYS                  37
 -------------------------------------------------------------------- ---------
 PAYMENTS FOR THIRD PARTY PROJECT MANAGEMENT AND G&A                        7
 -------------------------------------------------------------------- ---------
 ADDITIONAL WATER RIGHTS                                                    6
 -------------------------------------------------------------------- ---------
                                                               TOTAL       $65M
 -------------------------------------------------------------------- ---------

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

PROJECT ECONOMICS

AEHI believes that if it is able to raise $65 million, it may develop a site licensed for construction of the advanced reactor by the end of 2012. AEHI believes that by acquiring and permitting the proposed site now, its ability to offer a Site and an NRC license 3 to 4 years sooner than might otherwise be achievable, will offer additional value to the Idaho site due to earlier power generation/revenue potential of the site.

In the continuance of our business operations we do not intend to purchase or sell any significant assets, and we do not expect a significant change in the number of employees of the Company.


RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

During the three months ended March 31, 2009 and 2008, we did not recognize any revenues from our operational activities.

During the three months ended March 31, 2009, we incurred operational expenses of $262,263 compared to $657,623 during the three months ended March 31, 2008. The decrease of $395,360 was a result of a decrease of $110,118 in the expenses related to shares of common stock issued for services compared to the per period. The remaining $285,242 is a result of decreases in operational expenses over the prior period due to the resulting registration of the Company with the SEC during the fall of 2008.

During the three months ended March 31, 2009, we recognized a net loss of $256,755 compared to a net loss of $651,643 for the three months ended March 31, 2008. The decrease of $394,888 was a result of the $395,360 decrease in operational expenses discussed in the previous paragraph. During the three months ended March 31, 2009 and 2008, the Company has net loss per share of less than $(0.01) and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

From the Company's inception through March 31, 2009 AEHI has funded its operations primarily from the following sources:

     o    Equity proceeds through private placements of AEHI securities;

     o    Revenue generated from operations;

     o    Loans and lines of credit; and

     o    Sales of equity investments.

Cash flow from operations has not historically been sufficient to sustain AEHI operations without the above additional sources of capital. As of March 31, 2009, the Company had cash and cash equivalents of $33,589.

At March 31, 2009, we had total current assets of $102,724, consisting of cash and cash equivalents of $33,589, deposits of $55,000 and prepaid expenses of $14,135. At March 31, 2009, we had total current liabilities of $92,340, consisting of accounts payable of $42,340 and amounts due to an Officer of $50,000.

During the three months ended March 31, 2009, we used cash of $187,960 in our operating activities. During the three months ended March 31, 2009, we recognized a net loss of $256,755 which was adjusted for $46,432 in expenses related to shares of our common stock issued for services. During the three months ended March 31, 2008, we used cash of $503,273 in our operating activities. During the three months ended March 31, 2008, we recognized a net loss of $651,643, which was adjusted for $64,950 in expenses related to shares of our common stock issued for services.

During the three months ended March 31, 2009 and 2008, we did not receive or use any cash in our investing activities.

During the three months ended March 31, 2009, we received $109,030 from our financing activities. During the three months ended March 31, 2008, we received $906,575 from our financing activities.

During the three months ended March 31, 2009, we issued 1,155,600 shares of our common stock in exchange for cash of $59,030, which has been used to support our operations. During the three months ended March 31, 2008, we issued 9,065,750 shares of the Company's common stock in exchange for funds of $906,575 to support our operations.

During the three months ended March 31, 2009, an officer of the Company advanced funds of $50,000 to the Company to support operations. The advance payable is due on demand.

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

In addition, the United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.


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


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.


ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from January
1, 2009 through March 31, 2009.
                              TITLE OF
      DATE OF SALE           SECURITIES      NO. OF SHARES          CONSIDERATION               CLASS OF PURCHASER
------------------------- ------------------ --------------- ----------------------------- -----------------------------
January 1, 2009 through   Common Stock         1,155,600               $59,030             Business Associates
     March 31, 2009
------------------------- ------------------ --------------- ----------------------------- -----------------------------
January 1, 2009 through   Common Stock          533,355       Services totaling $46,432    Business Associates
     March 31, 2009


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





                                        ALTERNATE ENERGY HOLDINGS, INC.
                                                (REGISTRANT)



Dated:  May 15, 2009           By: /s/Donald L. Gillispie
                                   ---------------------------------------------
                               Donald L. Gillispie (Principal Executive Officer,
                               President and Chief Executive Officer)




Dated:  May 15, 2009           By: /s/Rick J. Bucci
                                   ---------------------------------------------
                               Rick J. Bucci, (Chief Financial Officer/Principal
                               Accounting Officer and Vice President)