Form 10-Q
period 2009-06-30
ALTERNATE ENERGY HOLDINGS, INC.
filed 2009-08-14
CIK 1421874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q

                                -----------------

 (Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2009

 __   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       For the transition from ______ to _______

                        COMMISSION FILE NUMBER: 000-53451

                         ALTERNATE ENERGY HOLDINGS, INC.
                         -------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEVADA                                          20-5689191
   ------------------------------------                ------------------------
     (STATE OF INCORPORATION)                          (IRS EMPLOYER ID NUMBER)

              911 E. WINDING CREEK DR., SUITE 150, EAGLE, ID 83616
             ------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  208-939-9311
                          ---------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                            Yes[X]                                       No[__]

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

As of August 12, 2009, there were 108,827,002 shares of the registrant's common stock issued and outstanding.




                                         TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                              PAGE

Item 1. Financial Statements

                    Consolidated  Balance Sheets - June 30, 2009 (Unaudited) and
                    December 31, 2008                                                                         4

                    Consolidated  Income Statements  (Unaudited) - For the Three
                    and Six Months  Ended June 30, 2009 and 2008 and From August
                    29, 2005 (Inception) to June 30, 2009                                                     5

                    Consolidated  Statements of Changes in Stockholders'  Equity
                    (Unaudited)  - For the Six Months  Ended  June 30,  2009 and
                    2008 and From August 29, 2005 (Inception) to June 30, 2009                                7

                    Consolidated  Statements of Cash Flows (Unaudited) - For the
                    Six Months  Ended June 30, 2009 and 2008 and From August 29,
                    2005 (Inception) to June 30, 2009                                                         9

                    Notes to the Consolidated Financial Statements (Unaudited)                               10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  - Not Applicable                        18

Item 4.  Controls and Procedures                                                                             18

Item 4T. Controls and Procedures - Not Applicable                                                            18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                                  18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                         19

Item 3.  Defaults Upon Senior Securities - Not Applicable                                                    19

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                                19

Item 5.  Other Information - Not Applicable                                                                  19

Item 6.  Exhibits                                                                                            20

SIGNATURES                                                                                                   21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008


                                     ASSETS
                                                       JUNE 30,
                                                         2009     DECEMBER 31,
                                                       UNAUDITED     2008
                                                     ------------  ----------
  CURRENT ASSETS:
    Cash and Cash Equivalents                        $    138,267  $  112,519
    Deposit                                                55,000      55,000
    Prepaid Expenses                                       21,220      26,417
                                                     ------------  ----------

         Total Current Assets                             214,487     193,936
                                                     ------------  ----------

  OTHER ASSET
    Security Deposit                                        3,000       3,000
                                                     ------------  ----------

  TOTAL ASSETS                                       $    217,487  $  196,936
                                                     ============= ==========


                       LIABILITY AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Accounts Payable                                $     16,015  $   32,259
     Due to Officer                                        45,000           -
                                                     ------------  ----------

         Total Current Liabilities                         61,015      32,259
                                                     ------------  ----------

  NON-CONTROLLING INTEREST                                      -           -
                                                     ------------  ----------

  STOCKHOLDERS' EQUITY:
     Common Stock, par value $.001, 150,000,000
      shares authorized; 106,754,895 issued and
      106,354,895 outstanding and 78,187,040 issued
      and 77,787,040 outstanding, respectively            106,754      78,187
     Additional Paid in Capital                        10,237,534   8,816,694
     Treasury Stock (400,000 shares at cost)              (20,000)    (20,000)
     Deficit Accumulated During Development Stage     (10,167,816) (8,710,204)
                                                     ------------  ----------

               Total Stockholders' Equity                 156,472     164,677
                                                     ------------  ----------

          TOTAL LIABILITY AND STOCKHOLDERS'
                EQUITY                               $    217,487  $  196,936
                                                     ============  ==========


   The accompanying notes are an integral part of these financial statements.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED INCOME STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                 AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005)
                       THROUGH JUNE 30, 2009 (UNAUDITED)

                                          THREE MONTHS  SIX MONTHS  INCEPTION TO
                                             JUNE 30,    JUNE 30,     JUNE 30,
                                               2009        2009         2009
                                          ------------  -----------  -----------
 REVENUES                                 $        -    $        -   $        -
                                          ------------  -----------  -----------

 OPERATING EXPENSES:
      General and Administrative Expenses   1,200,864    1,463,181   11,203,440
                                          ------------  -----------  -----------

 NET LOSS FROM OPERATIONS                  (1,200,864)  (1,463,181) (11,203,440)
                                          ------------  -----------  -----------

 OTHER INCOME (EXPENSE)
      Interest Income                               7           90       32,083
      Miscellaneous Income                          -        5,479        5,479
      Gain on Sales of Investments                  -            -        1,627
      Interest Expense                              -            -       (3,565)
                                          ------------  -----------  -----------
               Total Other Expense                  7        5,569       35,624
                                          ------------  -----------  -----------

 LOSS BEFORE NON-CONTROLLING INTEREST
      IN VARIABLE INTEREST ENTITY          (1,200,857)  (1,457,612) (11,167,816)

 Non-Controlling Interest in Variable
  Interest Entity                                   -            -    1,000,000
                                          ------------  -----------  -----------

 Net Loss                                 $(1,200,857) $(1,457,612)$(10,167,816)
                                          ============  ===========  ===========

 BASIC AND DILUTED
 NET LOSS PER COMMON STOCK                $     (0.01) $     (0.01)
                                          ------------  -----------

 WEIGHTED AVERAGE SHARES OUTSTANDING      104,438,757   97,719,032
   (BASIC AND DILUTED)                    ------------  -----------











   The accompanying notes are an integral part of these financial statements.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED INCOME STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                 AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005)
                       THROUGH JUNE 30, 2009 (UNAUDITED)

                                                     THREE MONTHS  SIX MONTHS
                                                        JUNE 30,    JUNE 30,
                                                          2008        2008
                                                      -----------  -----------
 REVENUES                                            $         -  $         -
                                                      -----------  -----------

 OPERATING EXPENSES:
      General and Administrative Expenses              2,212,174    2,869,796
                                                      -----------  -----------

 NET LOSS FROM OPERATIONS                             (2,212,174)  (2,869,796)
                                                      -----------  -----------

 OTHER INCOME (EXPENSE)
      Interest Income                                      2,659        8,639
      Miscellaneous Income                                     -            -
      Gain on Sales of Investments                             -            -
      Interest Expense                                         -            -
                                                      -----------  -----------
               Total Other Expense                         2,659        8,639
                                                      -----------  -----------

 LOSS BEFORE NON-CONTROLLING INTEREST
      IN VARIABLE INTEREST ENTITY                     (2,209,515)  (2,861,157)

 Non-Controlling Interest in Variable
  Interest Entity                                              -            -
                                                      -----------  -----------

 Net Loss                                            $(2,209,515) $(2,861,157)
                                                      ===========  ===========

 BASIC AND DILUTED
 NET LOSS PER COMMON STOCK                           $     (0.04) $     (0.05)
                                                      -----------  -----------

 WEIGHTED AVERAGE SHARES OUTSTANDING                  63,037,633   57,767,008
   (BASIC AND DILUTED)                                -----------  -----------











   The accompanying notes are an integral part of these financial statements.

                                                   ALTERNATE ENERGY HOLDINGS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2009 (UNAUDITED)

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

                                                   ALTERNATE ENERGY HOLDINGS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2009 (UNAUDITED)


                                                       Number of              Additional
                                          Price per     Common       Common     Paid in       Treasury       Net
                                            Share    Shares Issued   Stock      Capital         Stock        Loss           Total
                                           -----------------------------------------------------------------------------------------

Issuance of Common Stock for Services
     January                                   0.10     1,312,250     1,312       129,913           -              -        131,225
     February                                  0.10        70,000        70         6,930           -              -          7,000
     March                                     0.10       183,250       183        18,142           -              -         18,325
     April                                     0.10        20,000        20         1,980           -              -          2,000
     May                                       0.10    14,556,875    14,557     1,441,131           -              -      1,455,688
     June                                      0.10     4,365,342     4,365       432,169           -              -        436,534
     July                                      0.20       798,625       798       158,927           -              -        159,725
     August                                    0.20        71,500        72        14,228           -              -         14,300
     September                                 0.20        25,430        25         5,061           -              -          5,086
     October                                   0.20       207,147       207        41,222           -              -         41,429
     November                                  0.20        10,853        11         2,160                                     2,171
     December                                  0.10     3,140,777     3,141       310,934                                   314,075
Issuance of Common Stock for Cash                                                                                                 -
     January                                   0.10     7,720,000     7,720       764,280           -              -        772,000
     February                                  0.10     1,120,750     1,121       110,954           -              -        112,075
     March                                     0.10       225,000       225        22,275           -              -         22,500
     April                                     0.10       250,000       250        24,750           -              -         25,000
     May                                       0.10        50,000        50         4,950           -              -          5,000
     June                                      0.10       576,000       576        57,024           -              -         57,600
     July                                      0.10       307,301       308        31,072           -              -         31,380
     August                                    0.15       182,000       182        28,018           -              -         28,200
     September                                 0.20       153,666       154        39,946           -              -         40,100
     December                                  0.10       125,000       125        12,375           -              -         12,500
Net Loss                                                        -         -             -           -     (3,820,601)    (3,820,601)
                                                    --------------------------------------------------------------------------------
Balances, December 31, 2008                            78,187,040    78,187     8,816,694     (20,000)    (8,710,204)       164,677
                                                    ================================================================================

Issuance of Common Stock for Services
     January                                   0.10       395,290       395        39,134           -              -         39,529
     March                                     0.05       138,065       138         6,765           -              -          6,903
     April                                     0.05    18,425,000    18,425       802,825           -              -        921,250
     May                                       0.05       945,400       945        46,325           -              -         47,270
     June                                      0.05       718,500       719        35,206           -              -         35,925
Issuance of Common Stock for Cash
     January                                   0.10        25,000        25         2,475           -              -          2,500
     February                                  0.05       800,000       800        39,200           -              -         40,000
     March                                     0.05       330,600       330        16,200           -              -         16,530
     April                                     0.05     1,745,000     1,745        85,505           -              -         87,250
     May                                       0.05       700,000       700        34,300           -              -         35,000
     June                                      0.05     4,345,000     4,345       212,905           -              -        217,250
Net Loss                                                        -         -             -           -     (1,457,612)    (1,457,612)
                                                    --------------------------------------------------------------------------------
Balances, June 30, 2009                               106,754,895 $ 106,754   $10,237,534  $  (20,000)  $(10,167,816)    $  156,472
                                                    ================================================================================




   The accompanying notes are an integral part of these financial statements.


                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
 AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2009 (UNAUDITED)

                                                                    SIX MONTHS     SIX MONTHS   INCEPTION TO
                                                                      JUNE 30        JUNE 30       JUNE 30
                                                                       2009           2008          2009
                                                                   -------------  ------------ --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                       $ (1,457,612)  $(2,861,157) $ (10,167,816)
                                                                   -------------  ------------ --------------
    Adjustments to reconcile Net Loss to Net Cash
                  Used by Operating Activities -
                  Common stock issued for services                    1,050,877     2,050,771      6,768,045
                  Loss from Variable Interest Entity                          -             -     (1,000,000)
                  Change in operating Assets and Liabilities -
                      Deposits                                                -        (3,000)       (55,000)
                      Prepaid Expenses                                    5,197       (10,000)       (21,220)
                      Security Deposits                                       -             -         (3,000)
                      Accounts Payable                                  (16,244)      (18,463)        16,015
                                                                   -------------  ------------ --------------
                            Total Adjustments                         1,039,830     2,019,308      5,704,840
                                                                   -------------  ------------ --------------
                Net Cash Used by Operating Activities                  (417,782)     (841,849)    (4,462,976)
                                                                   -------------  ------------ --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Receipt of Cash for Common Stock                                     398,530       994,175      3,576,243
   Cash Received from Non-Controlling Members                                 -             -      1,000,000
   Purchase of Treasury Stock                                                 -             -        (20,000)
   Payments to Related Parties                                           (5,000)            -         (5,000)
   Advances from Related Parties                                         50,000             -         50,000
                                                                   -------------  ------------ --------------
                Net Cash Provided by Financing Activities               443,530       994,175      4,601,243
                                                                   -------------  ------------ --------------

 NET INCREASE IN CASH                                                    25,748       152,326        138,267

 CASH - BEGINNING                                                       112,519       269,431              -
                                                                   -------------  ------------ --------------

 CASH - ENDING                                                     $    138,267   $   421,757  $     138,267
                                                                   =============  ============ ==============



 Supplemental Disclosures:
   Cash paid for Income Taxes                                      $          -   $         -  $           -
                                                                   =============  ============ ==============
   Cash paid for Interest                                          $          -   $         -  $       3,565
                                                                   =============  ============ ==============

 Non-Cash Investing and Financing Activities:
   Receivable for Sale of Common Stock                             $          -   $         -  $      40,000
                                                                   =============  ============ ==============




   The accompanying notes are an integral part of these financial statements.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Alternate Energy Holdings, Inc., (and its subsidiaries Idaho Energy Complex Corporation, International Reactors, Inc. and Reactor Development, LLC) formerly Nussentials Holdings Inc., is a development stage enterprise focused on the purchase, optimization and construction of green energy sources - primary nuclear power plants.

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

BASIS OF PRESENTATION

The condensed consolidated financial statements of Alternate Energy Holdings, Inc. (The Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in the financial statements prepared in conjunction with generally accepted principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. These condensed financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's registration statement, Form 10-K and other reports filed with the SEC.

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

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures up to $250,000 balances at March 31, 2009 and December 31, 2008, respectively. The uninsured balances at June 30, 2009 and December 31, 2008 were $ -0- and $ -0-, respectively.

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

NOTE 2 - INCOME TAXES

Alternate Energy Holdings, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Alternate Energy Holdings, Inc. incurred net losses in the six months ending June 30, 2009 and 2008 and therefore, has no tax liability. The deferred tax asset generated by the carry-forward is approximately $ 5,294,222 at June 30, 2009 and will expire in 2029.

Components of deferred tax assets at June 30, 2009 are as follows:

                       Deferred tax asset - net operating loss
                                Carry-forwards                     $  5,294,222
                       Valuation Allowance                           (5,294,222)
                                                                   ------------

                                        Net deferred tax asset     $         -0-
                                                                   ============

NOTE 3 - COMMON STOCK

During 2006, Alternate Energy Holdings, Inc.
- Issued 4,252,088 shares of common stock to the Nussential Holdings shareholders in the reverse merger - See Note 1 for the details.
-    Issued 1,249,999 shares of common stock valued at $ 1,318,749 for services.
- Issued 1,964,000 shares of common stock for cash received in the amount of $ 321,999.
-    Purchase  400,000  shares of  treasury  stock  for cash in the  amount of $
     20,000.

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

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK - CONTINUED

During 2009, Alternate Energy Holdings, Inc.

- Issued 20,622,255 shares of common stock valued at $ 1,050,877 for services.
- Issued 7,945,600 shares of common stock for cash received in the amount of $ 398,530.

NOTE 4 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a one-year lease and on a month-to-month basis under another lease. The one year lease is dated June 9, 2009 and expires August 2010. Rent expense for the six months ending June 30, 2009 and 2008 was $ 26,275 and $ 6,600, respectively.

NOTE 5 - GOING CONCERN

Alternate Energy Holdings, Inc's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $10,167,816 at June 30, 2009.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6 - VARIABLE INTEREST ENTITY

FASB Interpretation No. 46 requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Reactor Development, LLC was formed for the purpose of developing and managing an energy complex. Alternate Energy Holdings, Inc. invested $1,000,000 which represents approximately 50% of Reactor Development LLC's capital structure as of December 31, 2007. Furthermore, the daily operating decisions of Reactor Development, LLC are made by the members of Alternate Energy Holdings, Inc.'s management. Under FASB Interpretation No. 46, Reactor Development, LLC is deemed a variable Interest Entity to Alternate Energy Holding, Inc. and as such Reactor Development, LLC's financial information has been consolidated with Alternate Energy Holdings, Inc. The consolidated financial statements includes the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under "Non-Controlling Interest in Variable Interest Entity" in the accompanying consolidated income statement. Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at June 30, 2009 and 2008, respectively.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - RECLASSIFICATION

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.


NOTE 8 - SUBSEQUENT EVENTS

Subsequent events were evaluated through August 13, 2009, the date the financial statements were issued.

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

  ------------------------------------------------------------- ---------------
                                                                      $M
  ------------------------------------------------------------- ---------------
  PAYMENT TO OWNER FOR SITE LAND                                      15
  ------------------------------------------------------------- ---------------
  PAYMENT FOR COLA  PLUS 10% PRICE ESCALATION DUE TO DELAYS           37
  ------------------------------------------------------------- ---------------
  PAYMENTS FOR THIRD PARTY PROJECT MANAGEMENT AND G&A                 7
  ------------------------------------------------------------- ---------------
  ADDITIONAL WATER RIGHTS                                             6
  ------------------------------------------------------------- ---------------
                                                        TOTAL        $65M
  ------------------------------------------------------------- ---------------

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


RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008
--------------------------------------------------------------------------------

During the three months ended June 30, 2009 and 2008, we did not recognize any revenues from our operational activities.

During the three months ended June 30, 2009, we incurred operational expenses of $1,200,864 compared to $2,212,174 during the three months ended June 30, 2008. The decrease of $1,085,572 was a result of a decrease of in officers' compensation and consultants expenses related to shares of common stock issued for services compared to the per period. The remaining $74,262 is a result of increases in operational expenses over the prior period due to the marketing of the company in the spring of 2009.

During the three months ended June 30, 2009, we recognized a net loss of $1,200,857 compared to a net loss of $2,209,515 for the three months ended June 30, 2008. The increase of $1,008,658 was a result of the $1,011,310 decrease in operational expenses discussed in the previous paragraph. During the three months ended June 30, 2009 and 2008, the Company has net loss per share of less than $(0.01) and $(0.04), respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008
--------------------------------------------------------------------------------

During the six months ended June 30, 2009 and 2008, we did not recognize any revenues from our operational activities.

During the six months ended June 30, 2009, we incurred operational expenses of $1,463,181 compared to $2,869,796 during the six months ended June 30, 2008. The decrease of $1,256,664 was a result of a decrease of officers' compensation and consultants in the expenses related to shares of common stock issued for services compared to the per period. The remaining $149,951 is a result of decrease in operational expenses over the prior period due to the lower administration costs and permits paid in 2008.

During the six months ended June 30, 2009, we recognized a net loss of $1,457,612 compared to a net loss of $2,861,157 for the three months ended June 30, 2008. The decrease of $1,403,545 was a result of the $1,406,615 decrease in operational expenses discussed in the previous paragraph. During the six months ended June 30, 2009 and 2008, the Company has net loss per share of less than $(0.01) and $(0.05), respectively.

LIQUIDITY AND CAPITAL RESOURCES

From the Company's inception through June 30, 2009 AEHI has funded its operations primarily from the following sources:

     o    Equity proceeds through private placements of AEHI securities;

     o    Revenue generated from operations;

     o    Loans and lines of credit; and

     o    Sales of equity investments.

Cash flow from operations has not historically been sufficient to sustain AEHI operations without the above additional sources of capital. As of June 30, 2009, the Company had cash and cash equivalents of $138,267.

At June 30, 2009, we had total current assets of $214,487, consisting of cash and cash equivalents of $138,267, deposits of $55,000 and prepaid expenses of $21,220. At June 30, 2009, we had total current liabilities of $61,015, consisting of accounts payable of $16,015 and amounts due to an Officer of $45,000.

During the six months ended June 30, 2009, we used cash of $417,782 in our operating activities. During the six months ended June 30, 2009, we recognized a net loss of $1,457,612 which was adjusted for $1,050,877 in expenses related to shares of our common stock issued for services. During the six months ended June 30, 2008, we used cash of $841,849 in our operating activities. During the six months ended June 30, 2008, we recognized a net loss of $2,861,158, which was adjusted for $2,050,771 in expenses related to shares of our common stock issued for services.

During the six months ended June 30, 2009 and 2008, we did not receive or use any cash in our investing activities.

During the six months ended June 30, 2009, we received $443,530 from our financing activities. During the six months ended June 30, 2008, we received $994,175 from our financing activities.

During the six months ended June 30, 2009, we issued 7,945,600 shares of our common stock in exchange for cash of $398,530, which has been used to support our operations. During the six months ended June 30, 2008, we issued 9,941,750 shares of the Company's common stock in exchange for funds of $994,175 to support our operations.

During the six months ended June 30, 2009, an officer of the Company advanced funds of $50,000 to the Company to support operations. The advance payable is due on demand. During the three months ended June 30, 2009, the Company repaid $5,000 of the funds. At June 30, 2009, the outstanding balance is $45,000.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from April 1, 2009 through June 30, 2009.

      DATE OF SALE            TITLE OF       NO. OF SHARES
                             SECURITIES                             CONSIDERATION               CLASS OF PURCHASER
------------------------- ------------------ --------------- ----------------------------- -----------------------------
 April 1, 2009 through    Common Stock         6,790,000               $339,500            Business Associates
     June 30, 2009
------------------------- ------------------ --------------- ----------------------------- -----------------------------
 April 1, 2009 through    Common Stock         20,088,900    Services totaling $1,004,445  Business Associates
     June 30, 2009

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





                         ALTERNATE ENERGY HOLDINGS, INC.
                      ------------------------------------
                                  (REGISTRANT)



Dated:  August 14, 2009        By: /s/Donald L. Gillispie
                               -------------------------------------------------
                               Donald L. Gillispie (Principal Executive Officer,
                               President and Chief Executive Officer)




Dated:  August 14, 2009        By: /s/Rick J. Bucci
                               -------------------------------------------------
                               Rick J. Bucci, (Chief Financial Officer/Principal
                               Accounting Officer and Vice President)