Form 10-Q
period 2009-09-30
ALTERNATE ENERGY HOLDINGS, INC.
filed 2009-11-13
CIK 1421874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------
                                    FORM 10Q
                                -----------------

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

__   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                    For the transition from ______ to _______

                        COMMISSION FILE NUMBER: 000-53451

                         ALTERNATE ENERGY HOLDINGS, INC.
                         -------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                NEVADA                                    20-5689191
      ----------------------------              -------------------------------
        (STATE OF INCORPORATION)                   (IRS EMPLOYER ID NUMBER)

              911 E. WINDING CREEK DR., SUITE 150, EAGLE, ID 83616
                      -----------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  208-939-9311
                        --------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)

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

As of November 11, 2009, there were 116,026,442 shares of the registrant's common stock issued and outstanding.




                                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                               PAGE

Item 1.  Financial Statements

               Consolidated  Balance Sheets  -September 30, 2009 (Unaudited) and
               December 31, 2008 (Audited)                                                                     2

               Consolidated  Income  Statements  (Unaudited) - For the Three and
               Nine Months Ended September 30, 2009 and 2008 and From August 29,
               2005 (Inception) to September 30, 2009                                                          3

               Consolidated   Statements  of  Changes  in  Stockholders'  Equity
               (Unaudited)  - For the Nine Months Ended  September  30, 2009 and
               2008 and From August 29, 2005 (Inception) to September 30, 2009                                 5

               Consolidated  Statements of Cash Flows (Unaudited) - For the Nine
               Months Ended September 30, 2009 and 2008 and From August 29, 2005
               (Inception) to September 30, 2009                                                               7

               Notes to the Consolidated Financial Statements (Unaudited)                                      8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  - Not Applicable                         15

Item 4. Controls and Procedures                                                                               15

Item 4T.  Controls and Procedures - Not Applicable                                                            15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                                                   16

Item 1A. Risk Factors - Not Applicable                                                                        16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                          16

Item 3.  Defaults Upon Senior Securities - Not Applicable                                                     16

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable                                 16

Item 5.  Other Information - Not Applicable                                                                   16

Item 6.  Exhibits                                                                                             17

SIGNATURES                                                                                                    18

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2009 (Unaudited) AND DECEMBER 31, 2008

                                     ASSETS

                                                    September 30,  December 31,
                                                        2009           2008
                                                    -------------  ------------
                                                     Unaudited

   CURRENT ASSETS:
     Cash and Cash Equivalents                      $    136,623   $  112,519
     Deposit                                              27,500       55,000
     Prepaid Expenses                                     20,000       26,417
                                                    -------------  ------------

          Total Current Assets                           184,123      193,936
                                                    -------------  ------------

   OTHER ASSET
     Security Deposit                                      3,000        3,000
                                                    -------------  ------------

   TOTAL ASSETS                                     $    187,123   $  196,936
                                                    =============  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Accounts Payable                              $     50,248   $   32,259
      Due to Officer                                      45,000            -
                                                    -------------  ------------

          Total Current Liabilities                       95,248       32,259
                                                    -------------  ------------

   STOCKHOLDERS' EQUITY:
      Common Stock, par value $.001,
       150,000,000 shares authorized;
       113,419,192 issued and 113,019,192
       outstanding and 78,187,040 issued
       and 77,787,040 outstanding,
       respectively                                      113,418       78,187
      Additional Paid in Capital                      10,564,085    8,816,694
      Treasury Stock (400,000 shares at cost)            (20,000)     (20,000)
      Deficit Accumulated During Development Stage   (10,565,628)  (8,710,204)
                                                    -------------  ------------

        Total Stockholders' Equity                        91,875      164,677
                                                    -------------  ------------

   TOTAL LIABILITY AND STOCKHOLDERS' EQUITY         $    187,123   $  196,936
                                                    =============  ============





   The accompanying notes are an integral part of these financial statements.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                         CONSOLIDATED INCOME STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
   AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2009
                                  (Unaudited)

                                                    Three Months     Nine Months      Inception to
                                                     September        September        September
                                                        2009             2009             2009
                                                   -------------    ------------     -------------
REVENUES                                           $          -     $          -     $           -
                                                   -------------    ------------     -------------

OPERATING EXPENSES:
     General and Administrative Expenses                397,423        1,861,003        11,601,263
                                                   -------------    ------------     -------------

NET LOSS FROM OPERATIONS                               (397,423)      (1,861,003)      (11,601,263)
                                                   -------------    ------------     -------------

OTHER INCOME (EXPENSE)
     Interest Income                                         11              100            32,094
     Miscellaneous Income                                     -            5,479             5,479
     Gain on Sales of Investments                             -                -             1,627
     Interest Expense                                         -                -            (3,565)
                                                   -------------    ------------     -------------
              Total Other Expense                            11            5,579            35,635
                                                   -------------    ------------     -------------

LOSS BEFORE NON-CONTROLLING INTEREST
     IN VARIABLE INTEREST ENTITY                       (397,412)      (1,855,424)      (11,565,628)

Non-Controlling Interest in Variable
 Interest Entity                                              -                -         1,000,000
                                                   -------------    ------------     -------------

Net Loss                                           $   (397,412)    $ (1,855,424)    $ (10,565,628)


BASIC AND DILUTED
NET LOSS PER COMMON STOCK                          $      (0.00)    $      (0.02)
                                                   -------------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING                 108,638,264       99,955,948
                                                   -------------    ------------




   The accompanying notes are an integral part of these financial statements.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A Development Stage Company)
                         CONSOLIDATED INCOME STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
   AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2009
                                  (Unaudited)


                                             Three Months     Nine Months
                                             September 30,   September 30,
                                                2008              2008
                                             -------------   -------------

  REVENUES                                   $         -     $         -
                                             -------------   -------------

  OPERATING EXPENSES:
       General and Administrative Expenses       389,294       3,259,090
                                             -------------   -------------

  NET LOSS FROM OPERATIONS                      (389,294)     (3,259,090)
                                             -------------   -------------

  OTHER INCOME (EXPENSE)
       Interest Income                             1,792          10,431
       Miscellaneous Income                            -               -
       Gain on Sales of Investments                    -               -
       Interest Expense                                -               -
                                             -------------   -------------
                Total Other Expense                1,792          10,431
                                             -------------   -------------

  LOSS BEFORE NON-CONTROLLING INTEREST
       IN VARIABLE INTEREST ENTITY              (387,502)     (3,248,659)

  Non-Controlling Interest in Variable
   Interest Entity                                     -               -
                                             -------------   -------------

  Net Loss                                   $  (387,502)    $(3,248,659)
                                             =============   =============

  BASIC AND DILUTED
  NET LOSS PER COMMON STOCK                  $     (0.01)    $     (0.06)
                                             -------------   -------------

  WEIGHTED AVERAGE SHARES OUTSTANDING         73,934,002      58,709,269
                                             -------------   -------------








   The accompanying notes are an integral part of these financial statements.

                                                   ALTERNATE ENERGY HOLDINGS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                           AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005)
                                               THROUGH SEPTEMBER 30, 2009 (UNAUDITED)

                                                       Number of              Additional
                                          Price per     Common       Common     Paid in       Treasury       Net
                                            Share    Shares Issued   Stock      Capital         Stock        Loss           Total
                                           -----------------------------------------------------------------------------------------
Founder Shares issued August 29, 2005         0.00     14,800,000  $ 14,800   $   (14,800)  $       -   $          -    $         -
Issuance of Common Stock for Services
    October                                   0.05      3,249,999     3,250        54,250           -              -         57,500
Amortization of common stock for services
    October                                                     -         -         8,750           -              -          8,750
    November                                                    -         -         8,750           -              -          8,750
    December                                                    -         -         8,750           -              -          8,750
Issuance of Common Stock for Payable:
    September                                 0.04        600,000       600        24,400           -              -         25,000
    November                                  0.05        300,000       300        14,700           -              -         15,000
Net Loss                                                        -         -             -           -       (100,692)      (100,692)
                                                   ---------------------------------------------------------------------------------
Balances, December 31, 2005                            18,949,999    18,950       104,800           -       (100,692)        23,058
Nussential Holdings Inc. shareholders
     prior to merger                          0.00      4,252,088     4,252        (4,252)          -              -              -
Issuance of Common Stock for Services
     September                                1.01      1,149,999     1,150     1,157,599           -              -      1,158,749
     November                                 0.90        100,000       100        89,900           -              -         90,000
Amortization of common stock for services
     January                                                    -         -         8,750           -              -          8,750
     February                                                   -         -         8,750           -              -          8,750
     March                                                      -         -         8,750           -              -          8,750
     April                                                      -         -         8,750           -              -          8,750
     May                                                        -         -         8,750           -              -          8,750
     June                                                       -         -         8,750           -              -          8,750
     July                                                       -         -         8,750           -              -          8,750
     August                                                     -         -         8,750           -              -          8,750
Issuance of Common Stock for Cash
     March                                    0.05      1,000,000     1,000        49,000           -              -         50,000
     May                                      0.05        400,000       400        19,600           -              -         20,000
     June                                     0.05        100,000       100         4,900           -              -          5,000
     October                                  0.65        273,000       273       176,227           -              -        176,500
     November                                 0.33        116,000       116        38,550           -              -         38,666
     December                                 0.42         75,000        75        31,758           -              -         31,833
Purchase of Treasury Stock                                      -         -             -     (20,000)             -        (20,000)
Net Loss                                                        -         -             -           -     (1,394,711)    (1,394,711)
                                                   ---------------------------------------------------------------------------------
Balances, December 31, 2006                            26,416,086    26,416     1,738,082     (20,000)    (1,495,403)       249,095
Issuance of Common Stock for Services
     February                                 0.50        920,000       920       459,080           -              -        460,000
     March                                    0.50        300,000       300       149,700           -              -        150,000
     April                                    0.25        100,000       100        24,900           -              -         25,000
     June                                     0.25        550,000       550       136,950           -              -        137,500
     August                                   0.40        531,552       532       212,089           -              -        212,621
     September                                0.11      4,583,200     4,583       478,697           -              -        483,280
     October                                  0.40        366,400       366       146,194           -              -        146,560
     November                                 0.15        457,000       457        65,943           -              -         66,400
     December                                 0.10         57,500        58         5,692           -              -          5,750
Issuance of Common Stock for Cash
     January                                  0.53         23,000        23        12,227           -              -         12,250
     February                                 0.50         55,000        55        27,445           -              -         27,500
     March                                    0.50         10,000        10         4,990           -              -          5,000
     April                                    0.40         25,000        25         9,975           -              -         10,000
     May                                      0.25        206,000       206        51,294           -              -         51,500
     June                                     0.24        180,000       180        42,820           -              -         43,000
     July                                     0.25      2,591,000     2,591       645,159           -              -        647,750
     August                                   0.25      2,521,036     2,521       626,238           -              -        628,759
     September                                0.25         64,000        64        15,936           -              -         16,000
     October                                  0.25         20,000        20         4,980           -              -          5,000
     November                                 0.20        287,500       287        57,213           -              -         57,500
     December                                 0.10      2,451,000     2,451       242,649           -              -        245,100
Net Loss                                                        -         -             -           -     (3,394,200)    (3,394,200)
                                                   ---------------------------------------------------------------------------------
Balances, December 31, 2007                            42,715,274  $ 42,715   $ 5,158,253   $ (20,000)  $ (4,889,603)   $   291,365
                                                   =================================================================================

   The accompanying notes are an integral part of these financial statements.

                                                   ALTERNATE ENERGY HOLDINGS, INC.
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                       FOR THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2009 (UNAUDITED)


                                                       Number of              Additional
                                          Price per     Common       Common     Paid in       Treasury       Net
                                            Share    Shares Issued   Stock      Capital         Stock        Loss           Total
                                           -----------------------------------------------------------------------------------------
Issuance of Common Stock for Services
     January                                   0.10     1,312,250     1,312       129,913           -              -        131,225
     February                                  0.10        70,000        70         6,930           -              -          7,000
     March                                     0.10       183,250       183        18,142           -              -         18,325
     April                                     0.10        20,000        20         1,980           -              -          2,000
     May                                       0.10    14,556,875    14,557     1,441,131           -              -      1,455,688
     June                                      0.10     4,365,342     4,365       432,169           -              -        436,534
     July                                      0.20       798,625       798       158,927           -              -        159,725
     August                                    0.20        71,500        72        14,228           -              -         14,300
     September                                 0.20        25,430        25         5,061           -              -          5,086
     October                                   0.20       207,147       207        41,222           -              -         41,429
     November                                  0.20        10,853        11         2,160                                     2,171
     December                                  0.10     3,140,777     3,141       310,934                                   314,075
Issuance of Common Stock for Cash                                                                                                 -
     January                                   0.10     7,720,000     7,720       764,280           -              -        772,000
     February                                  0.10     1,120,750     1,121       110,954           -              -        112,075
     March                                     0.10       225,000       225        22,275           -              -         22,500
     April                                     0.10       250,000       250        24,750           -              -         25,000
     May                                       0.10        50,000        50         4,950           -              -          5,000
     June                                      0.10       576,000       576        57,024           -              -         57,600
     July                                      0.10       307,301       308        31,072           -              -         31,380
     August                                    0.15       182,000       182        28,018           -              -         28,200
     September                                 0.20       153,666       154        39,946           -              -         40,100
     December                                  0.10       125,000       125        12,375           -              -         12,500
Net Loss                                                        -         -             -           -     (3,820,601)    (3,820,601)
                                                    --------------------------------------------------------------------------------
Balances, December 31, 2008                            78,187,040    78,187     8,816,694     (20,000)    (8,710,204)       164,677
                                                    ================================================================================

Issuance of Common Stock for Services
     January                                   0.10       395,290       395        39,134           -              -         39,529
     March                                     0.05       138,065       138         6,765           -              -          6,903
     April                                     0.05    18,425,000    18,425       802,825           -              -        921,250
     May                                       0.05       945,400       945        46,325           -              -         47,270
     June                                      0.05       718,500       719        35,206           -              -         35,925
     July                                      0.05       755,000       755        36,995           -              -         37,750
     August                                    0.05     1,567,957     1,568        76,830           -              -         78,398
     September                                 0.05     1,431,340     1,431        70,136           -              -         71,567
Issuance of Common Stock for Cash
     January                                   0.10        25,000        25         2,475           -              -          2,500
     February                                  0.05       800,000       800        39,200           -              -         40,000
     March                                     0.05       330,600       330        16,200           -              -         16,530
     April                                     0.05     1,745,000     1,745        85,505           -              -         87,250
     May                                       0.05       700,000       700        34,300           -              -         35,000
     June                                      0.05     4,345,000     4,345       212,905           -              -        217,250
     August                                    0.05       440,000       440        21,560           -              -         22,000
     September                                 0.05     2,470,000     2,470       121,030           -              -        123,500
Net Loss                                                        -         -             -           -     (1,855,424)    (1,855,424)
                                                    --------------------------------------------------------------------------------
Balances, September 30, 2009                          113,419,192 $ 113,418   $10,564,085  $  (20,000)  $(10,565,628)    $   91,875
                                                    ================================================================================




   The accompanying notes are an integral part of these financial statements.

                                      ALTERNATE ENERGY HOLDINGS, INC.
                                       (A Development Stage Company)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
          AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2009 (Unaudited)

                                                         Nine Months       Nine Months      Inception to
                                                        September 30,     September 30,     September 30,
                                                             2009              2008              2009
                                                        -------------    --------------     -------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                           $ (1,855,424)    $ (3,248,659)      $(10,565,628)
                                                        -------------    --------------     -------------
     Adjustments to reconcile Net Loss to Net Cash
          Used by Operating Activities -
          Common stock issued for services                 1,238,592        2,229,879          6,955,760
          Loss from Variable Interest Entity                       -                -         (1,000,000)
          Change in operating Assets and Liabilities -
               Deposits                                       27,500           (3,000)           (27,500)
               Prepaid Expenses                                6,417          (10,000)           (20,000)
               Security Deposits                                   -                -             (3,000)
               Accounts Payable                               17,989            9,953             50,248
                                                        -------------    --------------     -------------
                    Total Adjustments                      1,290,498        2,226,832          5,955,508
                                                        -------------    --------------     -------------
        Net Cash Used by Operating Activities               (564,926)      (1,021,827)        (4,610,120)
                                                        -------------    --------------     -------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Receipt of Cash for Common Stock                        544,030        1,093,855          3,721,743
     Cash Received from Non-Controlling Members                    -                -          1,000,000
     Purchase of Treasury Stock                                    -                -            (20,000)
     Due to Officer                                           45,000                -             45,000
                                                        -------------    --------------     -------------
          Net Cash Provided by Financing Activities          589,030        1,093,855          4,746,743
                                                        -------------    --------------     -------------

  NET INCREASE IN CASH                                        24,104           72,028            136,623

  CASH - BEGINNING                                           112,519          269,431                  -
                                                        -------------    --------------     -------------

  CASH - ENDING                                         $    136,623     $    341,459       $    136,623
                                                        =============    ==============     =============



  Supplemental Disclosures:
        Cash paid for Income Taxes                      $          -     $          -       $          -
                                                        =============    ==============     =============
        Cash paid for Interest                          $          -     $          -       $      3,565
                                                        =============    ==============     =============

  Non-Cash Investing and Financing Activities:
       Receivable for Sale of Common Stock              $          -     $          -       $     40,000
                                                        =============    ==============     =============








   The accompanying notes are an integral part of these financial statements.

                         ALTERNATE ENERGY HOLDINGS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Alternate Energy Holdings, Inc., (and its subsidiaries Idaho Energy Complex Corporation, International Reactors, Inc., Energy Neutral, Inc. and Reactor
Development, LLC) formerly Nussentials Holdings Inc., is a development stage enterprise focused on the purchase, optimization and construction of green energy sources - primary nuclear power plants.

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

BASIS OF PRESENTATION

The condensed consolidated financial statements of Alternate Energy Holdings, Inc. (The Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in the financial statements prepared in conjunction with generally accepted principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's registration statement, Form 10-K and other reports filed with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted

CASH AND CASH EQUIVALENTS

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures up to $250,000 balances at September 30, 2009 and December 31, 2008. The uninsured balances at September 30, 2009 and December 31, 2008 were $ -0- and $ -0-, respectively.

BASIC AND DILUTED NET LOSS PER SHARE

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC 260-10 (Prior authoritative literature FAS 128 "Earning per Share"), and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net loss per share is the same due to the absence of common stock equivalents.

STOCK BASED COMPENSATION

Alternate Energy Holdings, Inc.'s non-employees, share-based expense is recorded in accordance with FASB ASC 505-50 (Prior authoritative with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That are Issued to Other than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.") Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through September 30, 2009.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Alternate Energy Holdings, Inc. does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations, or cash flow.

NOTE 2 - INCOME TAXES

Alternate Energy Holdings, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. Alternate Energy Holdings, Inc. incurred net losses in the nine months ending September 30, 2009 and 2008 and therefore, has no tax liability. The deferred tax asset generated by the carry-forward is approximately $ 5,691,634 at September 30, 2009 and will expire in 2029.

Components of deferred tax assets at September 30, 2009 are as follows:

                   Deferred tax asset - net operating loss
                        Carry-forwards                            $  5,691,634
                        Valuation Allowance                         (5,691,634)
                                                                  --------------
                        Net deferred tax asset                    $         -0-
                                                                  ==============

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

During 2009, Alternate Energy Holdings, Inc.

- Issued 24,376,552 shares of common stock valued at $ 1,238,592 for services.
- Issued 10,855,600 shares of common stock for cash received in the amount of $ 544,030.

NOTE 4 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a one-year lease and on a month-to-month basis under another lease. The one year lease is dated June 9, 2009 and expires August 2010. Rent expense for the nine months ending September 30, 2009 and 2008 was $ 38,935 and $ 23,684, respectively.

NOTE 5 - GOING CONCERN

Alternate Energy Holdings, Inc's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $10,565,628 at September 30, 2009.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6 - VARIABLE INTEREST ENTITY

FASB ASC 810 (Prior authoritative literature FASB Interpretation No. 46 "Consolidation of Variable Interest Entities") requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Reactor Development, LLC was formed for the purpose of developing and managing an energy complex. Alternate Energy Holdings, Inc. invested $1,000,000 which represents approximately 50% of Reactor Development LLC's capital structure as of December 31, 2007. Furthermore, the daily operating decisions of Reactor

Development,  LLC are made by the members of Alternate Energy  Holdings,  Inc.'s management. Under FASB ASC 810 (Prior authoritative literature FASB Interpretation No 46 " Consolidation of Variable Interest Entities"), Reactor Development, LLC is deemed a variable Interest Entity to Alternate Energy Holding, Inc. and as such Reactor Development, LLC's financial information has been consolidated with Alternate Energy Holdings, Inc.

The consolidated financial statements includes the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under "Non-Controlling Interest in Variable Interest Entity" in the accompanying consolidated income statement. Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at September 30, 2009 and December 31, 2008, respectively.

NOTE 7 - RECLASSIFICATION

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

NOTE 8 - DUE TO OFFICER

An Officer of the Company has advanced the Company $ 50,000. There are no formal repayment terms for the advance. No interest is being charged or accrued on the advance. The outstanding balance at September 30, 2009 and December 31, 2008 was $ 45,000 and $ -0-, respectively.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent events were evaluated through November 13, 2009, the date the financial statements were issued.

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

The intended use of the funds for the Reactor Development, LLC project is approximately 8% of the total shown below.

                                                                            $M
 -------------------------------------------------------------------- ----------

 PAYMENT TO OWNER FOR SITE LAND                                             15
 -------------------------------------------------------------------- ----------

 PAYMENT FOR COLA  PLUS 10% PRICE ESCALATION DUE TO DELAYS                  37
 -------------------------------------------------------------------- ----------

 PAYMENTS FOR THIRD PARTY PROJECT MANAGEMENT AND G&A                        12
 -------------------------------------------------------------------- ----------

 ADDITIONAL WATER RIGHTS                                                    6
 -------------------------------------------------------------------- ----------

                                                               TOTAL       $70M

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

PROJECT ECONOMICS

AEHI believes that if it is able to raise $70 million, it may develop a site licensed for construction of the advanced reactor by the end of 2012. AEHI believes that by acquiring and permitting the proposed site now, its ability to offer a Site and an NRC license 3 to 4 years sooner than might otherwise be achievable, will offer additional value to the Idaho site due to earlier power generation/revenue potential of the site.

In the continuance of our business operations we do not intend to purchase or sell any significant assets, and we do not expect a significant change in the number of employees of the Company.


RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008
--------------------------------------------------------------------------------

During the three months ended September 30, 2009 and 2008, we did not recognize any revenues from our operational activities.

During the three months ended September 30, 2009, we incurred operational expenses of $397,423 compared to $389,294 during the three months ended September 30, 2008. The decrease of $8,129 was a result of a decrease of in officers' compensation and consultants expenses related to shares of common stock issued for services compared to the per period.

During the three months ended September 30, 2009, we recognized a net loss of $397,412 compared to a net loss of $387,502 for the three months ended September 30, 2008. The decrease of $9,910 was a result of the $8,129 decrease in operational expenses discussed in the previous paragraph offset by the $1,781 decrease in interest income.

During the three months ended September 30, 2009 and 2008, the Company has net loss per share of less than $(0.00) and $(0.01), respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008
--------------------------------------------------------------------------------

During the nine months ended September 30, 2009 and 2008, we did not recognize any revenues from our operational activities.

During the nine months ended September 30, 2009, we incurred operational expenses of $1,861,003 compared to $3,259,090 during the nine months ended
September 30, 2008. The decrease of $1,398,087 was a result of a decrease of officers' compensation and consultants in the expenses related to shares of common stock issued for services compared to the per period.

During the nine months ended September 30, 2009, we recognized a net loss of $1,855,424 compared to a net loss of $3,248,659 for the nine months ended September 30, 2008. The decrease of $1,393,235 was a result of the $1,398,087 decrease in operational expenses discussed in the previous paragraph combined with a decrease of $10,331 in interest income and a $5,479 increase in miscellaneous income. During the nine months ended September 30, 2009 and 2008, the Company has net loss per share of less than $(0.02) and $(0.06), respectively.

LIQUIDITY AND CAPITAL RESOURCES

From the Company's inception through September 30, 2009 AEHI has funded its operations primarily from the following sources:

     o    Equity proceeds through private placements of AEHI securities;

     o    Revenue generated from operations;

     o    Loans and lines of credit; and

     o    Sales of equity investments.

Cash flow from operations has not historically been sufficient to sustain AEHI operations without the above additional sources of capital. As of September 30, 2009, the Company had cash and cash equivalents of $136,623.

At September 30, 2009, we had total current assets of $184,123, consisting of cash and cash equivalents of $136,623, deposits of $27,500 and prepaid expenses of $20,000. At September 30, 2009, we had total current liabilities of $95,248, consisting of accounts payable of $50,248 and amounts due to an Officer of $45,000.

During the nine months ended September 30, 2009, we used cash of $564,926 in our operating activities. During the nine months ended September 30, 2009, we recognized a net loss of $1,855,424, which was adjusted for $1,238,592 in expenses related to shares of our common stock issued for services. During the nine months ended September 30, 2008, we used cash of $1,021,827 in our operating activities. During the nine months ended September 30, 2008, we recognized a net loss of $3,248,659, which was adjusted for $2,229,879 in expenses related to shares of our common stock issued for services.

During the nine months ended September 30, 2009 and 2008, we did not receive or use any cash in our investing activities.

During the nine months ended September 30, 2009, we received $589,030 from our financing activities. During the nine months ended September 30, 2008, we received $1,093,855 from our financing activities.

During the nine months ended September 30, 2009, we issued 10,855,600 shares of our common stock in exchange for cash of $544,030, which has been used to support our operations. During the nine months ended September 30, 2008, we issued 10,584,717 shares of the Company's common stock in exchange for funds of $1,093,855 to support our operations.

During the nine months ended September 30, 2009, an officer of the Company advanced funds of $50,000 to the Company to support operations. The advance payable is due on demand. During the three months ended June 30, 2009, the Company repaid $5,000 of the funds. At September 30, 2009, the outstanding balance is $45,000.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE.

ITEM 1A.  RISK FACTORS

NONE.

ITEM 2.  CHANGES IN SECURITIES

The Company made the following unregistered sales of its securities from July 1, 2009 through September 30, 2009.

      DATE OF SALE            TITLE OF
                             SECURITIES       NO. OF SHARES         CONSIDERATION               CLASS OF PURCHASER
------------------------- ------------------ --------------- ----------------------------- -----------------------------
  July 1, 2009 through    Common Stock         2,910,000               $145,500            Business Associates
   September 30, 2009
------------------------- ------------------ --------------- ----------------------------- -----------------------------
  July 1, 2009 through    Common Stock         3,754,297      Services totaling $187,715   Business Associates
   September 30, 2009

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





                                  ALTERNATE ENERGY HOLDINGS, INC.
                                           (REGISTRANT)



Dated:  November 13, 2009     By: /s/Donald L. Gillispie
                                  -----------------------------------------
                              Donald L. Gillispie  (Principal Executive Officer,
                              President and Chief Executive Officer)




Dated:  November 13, 2009     By: /s/Rick J. Bucci
                                  -----------------------------------------
                              Rick J. Bucci, (Chief Financial  Officer/Principal
                              Accounting Officer and Vice President)