Form 10-K
period 2009-12-31
ALTERNATE ENERGY HOLDINGS, INC.
filed 2010-03-31
CIK 1421874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and

For the fiscal year ended December 31, 2009
or

☐	Transaction Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _____________

Commission file number: 000-53451

ALTERNATE ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5689191
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

911 E. Winding Creek Dr., Suite 150, Eagle, Idaho	83616
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (208)939-9311

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated filer, a non-accelerated  filer, or a smaller reporting company. See definitions of “large  accelerated  filer,” “accelerated  filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,678,984 as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the average bid and asked price of such common equity as quoted by the OTC Bulletin Board on such date.

The number of shares outstanding of the registrant’s common stock as of March 31, 2010, was 252,361,674  shares.

TABLE OF CONTENTS

i

PART I

Item 1. Business

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “Alternate Energy Holdings,” “AEHI,” or the “Company” are to Alternate Energy Holdings, Inc. and its subsidiaries.

Introduction

Alternate Energy Holdings, Inc. (“AEHI”, or “the Company”) was incorporated in the State of Nevada, and is a development stage enterprise engaged in the purchase, optimization and construction of green energy sources, primarily nuclear power plants. Alternate Energy Holdings, Inc. was founded by former senior executives of the utility and finance industries to effectively address several aspects of the “energy crisis”:  dependency on sources of foreign oil, global depletion of fossil fuel reserves, renewable energy, global warming and power plant emissions.  The Company went public through a reverse merger in September of 2006, and its common shares are traded on the OTC Bulletin Board (“AEHI.BB”).  Our corporate offices are at 911 E. Winding Creek Dr., Suite 150, Eagle, ID 83616.  We maintain a website at www.alternateenergyholdings.com, which is not incorporated in and is not a part of this report.

Alternate Energy Holdings, Inc. consists of four corporate entities:  International Reactors, Inc., Idaho Energy Complex, Reactor Land Development, LLC and Energy Neutral, Inc.  International Reactors assists developing countries with power generation as well as the production of potable water.  Idaho Energy Complex was formed to oversee a proposed $10 billion nuclear project near Payette, Idaho, with a backup site near Hammett, Idaho.  Reactor Land Development is engaged in acquiring land and water rights, permits and licenses, and plant development rights.  Energy Neutral (visit www.energyneutralinc.com) assists homeowners, businesses and farmers with reducing energy consumption and reliance on the electrical grid.

AEHI has taken the initiative to inform the public, media and investors about future plans and revenue opportunities.  The Company’s websites feature detailed profiles of AEHI’s Board of Directors and management team, as well as general industry information, company services, corporate relationships and recent press releases.  Furthermore, AEHI has conducted three public informational meetings about the Idaho Energy Complex and made numerous presentations to city councils, chambers of commerce and other civic groups.  AEHI has also retained a Boise, Idaho public relations agency, Alexander and Associates, to assist with local information for the media and general public, and has hired a full-time public relations director, a highly respected former news anchor for a local television station.

Business Strategy

The Company intends to service the electric power generation industry by acquiring and developing nuclear plant sites and obtaining licenses for their construction and operation throughout the United States.  The initial proposed energy complex (which we refer to as “the Project”) is in the State of Idaho.  The Company is an independent power producer and is in the process of obtaining permits for the site, which will include one or more nuclear reactors.  The Company plans to meet the growing needs of the marketplace by providing reliable, low cost, large-scale power production on a national scale and, in addition, offering emerging demand-side and power management technologies to reduce energy consumption by homes, and commercial and agricultural businesses.

The Company entered the local land use approval process for the Idaho Energy Complex in the fourth quarter of 2009, and received initial approval from the Payette County Planning and Zoning Commission in November 2009.  After final local approval, which is expected to be received in the second quarter of 2010, the approval process of the Nuclear Regulatory Commission (“NRC”) will begin and may last as long as three years.  The Company plans to finance the Idaho Energy Complex with a combination of secured debt, Federal government loan guarantees, unsecured debt and equity and equity-linked securities, subject to future market conditions.  Additionally, the Company is exploring nuclear plant sites in Colorado, Texas and New Mexico.  Subject to market conditions, the Company would ultimately like to develop and own nuclear energy complexes throughout the Rocky Mountain region to be able meet power shortage issues on both coasts.

As the Idaho Project moves through the extensive regulatory approval process, the Company is developing other revenue opportunities.  The Company is currently working with China National Nuclear Corporation to develop and build a desalinization reactor to market to developing countries needing potable water and electricity. The Company plans to begin to market these reactors in the second quarter of 2010, initially to Western friendly nations in the Middle East.

The Company is also working on an agreement to import a technologically advanced Korean nuclear reactor into the United States for use in its Idaho and other domestic nuclear sites.  If successful, the agreement will provide for commissions paid to the Company for Korean reactors sold to any North American nuclear projects.  The Company will also sponsor and assist the Korean company in navigating through the NRC design approval process.

Industry Overview

According to the Nuclear Energy Institute (“NEI”), an independent industry organization, nuclear power plants provide 15% of the world’s electricity and nearly 20% of the electricity in the United States. As reported by the NEI, nuclear energy is the United States’ largest source of emission-free electricity and second largest source of power.  At the present time, 436 nuclear power plants operate in 31 countries.  In the United States, 104 nuclear power plants are in commercial service.  On a global basis, the collective installed-electric-net-capacity of nuclear power plants is 370 gigawatts, or GW.

Nuclear Power Plants as of 2010-01-08

Number of Reactors in Operation Worldwide

Another 55 plants, with an installed capacity of 51 GW, are under construction in 15 different countries.  In addition, on a worldwide basis, 500 plants are either planned, proposed or under consideration.

Number of Reactors under Construction Worldwide

The last two power plants built in the United States were the Watts Bar plant, which began construction in 1973, was completed in 1990, and did not begin commercial operation until 1996, and the River Bend plant, which was built in 1977 and went online in 1986.  Recently, President Obama announced that his administration has approved an $8.3 billion loan guarantee to build the first domestic nuclear power plant at the Southern the Company’s Georgia site in three decades.  The loan guarantee for the new project is to be taken out of the $54 billion President Obama set aside for nuclear loan guarantees in his 2010 budget, which leaves $46 billion more to be allocated to other nuclear projects.  On February 16, 2010, President Obama said, “… this one plant will cut carbon pollution by 16 million tons each year when compared to a similar coal plant.  That’s like taking 3.5 million cars off the road.”

We believe nuclear energy represents the most “eco-efficient” of all energy sources because it produces the most electricity in relation to its minimal environmental impact.  In addition, nuclear power plants do not emit harmful gases, require a relatively small area, do not deplete natural resources (such as fossil fuels), and effectively mitigate other impacts.  As a result, they cause no adverse effects to water, land, habitat, species or air resources, rather they improve the habitat per independent studies).

Additionally,  nuclear power has the lowest production cost and highest capacity factor of the major sources of electricity.  Nuclear is a chief contributor to national energy security and is not subject to unreliable weather or climate conditions, unpredictable cost fluctuations, or dependence on foreign suppliers.  Adding to their reliability, nuclear power plants are designed to operate continuously for long periods of time.  They can run from approximately 540 to 730 days at over 90% reliability before they are shut down for refueling.

Overall, worldwide demand for energy is projected to increase 44% between 2006 and 2030, and as a result there is a renewed interest in nuclear power.  A recent Zogby poll finds 67% of Americans in favor of building new nuclear power plants and prefer this form of power generation to the presence of coal, natural gas or oil plants in their communities.  NEI polls have found that 84% of Americans live in close proximity to nuclear power plants favor nuclear energy, and 90% positively view the plants.

We believe that nuclear power has economic benefits. Economic impact studies show that construction of a new reactor creates four to five years of jobs for as many as 5,000 workers, of which 1,000 to 1,500 are direct and indirect permanent jobs per unit once the plant begins operating.  Salaries in the nuclear industry average about $80,000 per person.  Most positions require only a high school education and some specialized training.  Each plant (unit) creates well over $2.0 billion in gross domestic product to the local area during construction and over $1.0 billion to the annual state gross domestic product during operations.  In addition, communities have found that the construction and operation of plants also improve schools, police and fire services, and medical facilities.

We believe that nuclear power is also safe.  In the event of an imbalance in the operations, the sophisticated safety systems of domestic nuclear power plants are designed to automatically shut down, well before any safety margins are exceeded.  Unscheduled automatic plant shutdowns rarely occur.  Over the years, various improvements in plant maintenance and training programs have decreased the number of automatic plant shutdowns, enabling plants to achieve longer continuous runs. Nuclear plants typically produce power more than 90% of the time, and in August 2007 they posted a 98% capacity factor, according to the NEI.

The industry has also undertaken many measures to improve the security of nuclear power facilities.  After the tragic terrorist attack of September 11, 2001, security forces at U.S. nuclear plants have increased by one-third, to approximately 8,000 officers.  Other incremental security  measures  include:  extending  and  fortifying  security perimeters; increasing patrols within security zones; installing new barriers to protect  against vehicle bombs;  installing  additional  high-tech  surveillance equipment, and strengthening coordination of security efforts with local, state and federal agencies to integrate their approaches and responses.  Furthermore, the NRC evaluates “force-on-force” drills between security personnel and contractor teams. Every domestic plant is tested with mock adversary drills every three years.

Economic Viability

We believe that the potential profit for nuclear reactors is considerable.  Based on third-party data provided by globally recognized experts Constellation Energy and UniStar, each reactor is capable of annually generating positive earnings before interest, taxes, depreciation and amortization (“EBITDA”), assuming  no  growth.  Based on information from the McKinsey Global Institute and Synapse Energy Economics, carbon credits could be as much as double the EBITDA for each  reactor  (thus, exceeding $2.2 billion  annually).  Carbon credits produced by nuclear reactors are over $250 million for a plant this size today.  In addition, more stringent emissions regulations on fossil fuel plants anticipated to become effective in 2012 in the United States, Europe and elsewhere may substantially increase EBITDA for each reactor.

Company Overview

The Company consists of 4 corporate entities:  International Reactors, Inc., Reactor Land Development, LLC, Energy Neutral, Inc. and Idaho Energy Complex, Inc.

International Reactors, Inc.

International Reactors, a 100% wholly-owned subsidiary of the Company was formed to assist developing countries with power generation, as well as the production of potable water.  Founded in November 2007 and incorporated in Nevada, International Reactors seeks to construct commercial nuclear reactors on oceanfront sites, particularly in Latin America and western-friendly Middle Eastern countries to co-generate clean energy and desalinate water.  International Reactors believes that advanced nuclear technology can be used to address electrical energy needs while simultaneously producing fresh water from ocean intake.  The Company is working on an agreement to produce desalinization reactors in China to market on a worldwide basis.

Idaho Energy Complex, Inc.

Idaho Energy, an Idaho corporation and 100% wholly-owned subsidiary of the Company that was formed in March 2007, is a proposed $10 billion nuclear complex near Payette, Idaho.  Idaho Energy is the manager of Reactor Land, a Delaware limited liability company that is attempting to obtain permits for the nuclear facility.  Five thousand acres have been dedicated to the Project, which will provide enough electricity to power Idaho’s growth, as well as generate income through the sale of power to out-of-state markets.  A secondary site near Hammett, Idaho is also being considered.  The Payette facility will feature a new advanced nuclear reactor design that does not require large amounts of water for cooling.  Additionally, a plant in Elmore, Idaho will use its excess heat to produce bio fuels such as ethanol, thereby further reducing its cooling requirements and providing local farmers with a potential market for their crops and agricultural waste.  The Company plans to build up to six advanced reactors at Idaho Energy and operate as an Independent Power Production (“IPP”).  The Company has no contracts or made any arrangements for bio fuel as of the date of this annual report.

Reactor Land Development, LLC

Reactor Land, a 99% owned subsidiary of Idaho Energy, is a Delaware limited liability company.  Reactor Land began operations in September 2007, with Idaho Energy as its manager.  Its purpose is to acquire land and water rights, permits and licenses, development rights and such other properties and services necessary to develop approved sites in Idaho for one or more nuclear reactors.

Energy Neutral, Inc.

Energy Neutral, a 100% wholly-owned subsidiary of the Company, assists homeowners, businesses and farmers to operate with minimal or no reliance on the electrical grid.  Energy Neutral’s primary services are:  evaluating homes, businesses and farms for conservation and renewable energy potential; drafting plans to attain or approach energy neutrality; and working with wind, conservation and solar suppliers and installers to install products in the marketplace. Strong demand is anticipated from farmers who must spend large amounts of money to pump water.  Solar and wind energy may be utilized to make the pumps completely self-sufficient or, for greater reliability, to augment existing electrical grid or gasoline infrastructure.  In addition, a model home was recently completed in Boise, Idaho to demonstrate a next-generation “energy neutral” living experience.

According to the U.S. Energy Information Agency, domestic energy consumption is expected to increase 30% between 2005 and 2030.  In Idaho, which is the site of the Company’s energy complex, the demand for energy is clear.  In the fall of 2007, two major corporations stated that they could no longer consider Boise, Idaho as a possible relocation site because the existing utility infrastructure could not supply sufficient power. At the same time, Idaho ranks last among the 11 Western states for the number of megawatts it plans to bring on-line between 2007 and 2011, according to U.S. Energy Information Administration figures.

The January 2007 Idaho Energy Plan, which was developed by the Interim Committee on Energy, Environment and Technology of the Senate and House of Idaho to investigate the state's energy systems, develop recommendations to achieve reliable, low-cost energy supply, protect the environment, and promoting economic growth, states that Idaho is vulnerable to the economic effects of emissions regulation on the current imported coal power and relicensing of the state’s hydro plants.   The January 2007 Idaho Energy Plan also notes that Idaho imports 80% of its power from fossil fuel sources and that the over than $3 billion that Idaho residents spend on energy each year leaves the state.  In all, the proposed Idaho Energy Complex is estimated to create enough power for about 1.5 million homes, or three times the number of existing homes in Idaho.  The excess power will be sold to the marketplace, primarily on the West Coast.

The Nuclear Provisions H.R. 6 Energy Policy Act of 2005 has created an ideal market atmosphere for the development of new plants.  The bill provides an 80%/20% loan guarantee for technologies that avoid, reduce or sequester air emissions, including advanced nuclear plants.  Additionally, the energy bill approved provisions supported by the current administration to provide 100% of the cost of delays (when delays are beyond the industry’s control) during construction and at the commencement of operations.  The Company plans to take advantage of prevailing political sentiment and actively pursues federal loan guarantees for the Idaho Energy Complex.  In his 2010 budget, President Obama set aside $54 billion as nuclear project loan guarantees, but only $8.3 billion of these guarantees have so far been accessed.  Idaho Energy’s management intends to apply for the maximum amount of guarantees that are available to the Company under this program.

The Project - Phase 1

After three decades, nuclear power is re-emerging as a necessary component of a well-balanced power generation portfolio.  Demand for nuclear plant sites is growing.  Stringent NRC criteria limit the number of qualified reactor sites.  Fourteen companies, including the Company, have notified the NRC of their intent to file for construction and operating licenses (“COL”) for 34 new units by the third quarter of 2011.  All the proposed sites, except the Company’s Idaho site and one in Utah, are east of the Rocky Mountains.  We believe the value of attractive sites, particularly in the Western United States, is expected to rise because of the following factors:

•	nuclear generation is very profitable;

•	global experience has reduced construction and operating costs;

•	costs of electricity from competitive fossil generation plants are rapidly rising due to emissions problems and market forces;

•	coal power plants are no longer a viable option due to global warming concerns;

•	hydroelectric power is in decline as plant relicensing becomes more difficult because of environmental challenges;

•	deregulation of wholesale electric pricing is expected to enable independently-owned nuclear plants to realize the full economic advantage of low cost nuclear power;

•	nuclear generation has gained public acceptance;

•	nuclear generation has demonstrated that it is a safe, reliable form of electricity generation a worldwide;

•	the federal government supports nuclear deployment through regulatory changes and tax benefits;

•	there are a limited number of sites that meet licensing and economic criteria for a nuclear plant;

•	licensing criteria involves low population density, low impact seismic potential activity and low environmental impact; and

•	economic/infrastructure: water availability, and ability to serve major markets through existing transmission, with low construction costs, etc.

The Site

After a three-year search, the Company has, through Idaho Energy, located a primary site (the “Site”) in Payette, Idaho that will cost approximately $15.0 million, including the acquisition of water rights.  This location is well suited for the licensing, construction and development of a nuclear power reactor.  The Company, through Idaho Energy, has entered into and executed an agreement to complete the purchase of the site.  The agreement is renewable every 12 months by the parties until the land is approved for a nuclear plant, at which time the Company will ultimately purchase the location.  In the unlikely event that an approval is not received, Idaho Energy is not obligated to purchase the land.  The features of the site include:

•	about 5,000 acres near Payette, Idaho near the Payette River;

•	located near, and has ample rights to, a source of water;

•	a rural community that is very receptive to the development of a nuclear power plant;

•	ability to be connected to high voltage transmission lines and the western power grid;

•	NRC licensable according to the preliminary findings of nuclear siting experts, and a likely final favorable report for the land acquisition closing; and

•	spacious enough to accommodate multiple reactors.

The site for this Project has passed preliminary evaluations by ENERCON, an engineering firm that grants pre-approval of nuclear plant sites and assists with filing the NRC application.  Idaho Energy’s comprehensive plan change application was approved in the fourth quarter of 2009 by Payette County planning and zoning officials.  Approval from the NRC is necessary, and combined with the federal process, will take an estimated three to five years before construction of the plant commences.

The Site Development Plan

Converting approximately 5,000 acres of Idaho farmland into a licensed nuclear reactor site is a major undertaking.  Idaho Energy has commenced the preparatory stages of the Nuclear Regulatory Commission (NRC) process, which entails local approval, land and water contacts, and preliminary land evaluations, among other things, prior to applying for a combined COL for a reactor at the Site.

Nuclear Plant Construction Project (Phase 2)

The Company intends to use a nuclear reactor design that is a Generation 3 Korean APR 1400 dual unit 2800 MW Light Water Reactor.  It contains a hybrid cooling system that requires minimal amounts of water for cooling.  Management believes that the Generation 3 plant design will be safe, reliable and economical to build and operate.  It is estimated to produce power for $.02 to $.05 cents per kilowatt-hour, and will be among the first commercial versions in the Western United States.

Land Purchase Agreement

There is an agreement between the Company and the current site owner  for the purchase of the land (the “Land Purchase Agreement”) and a draft agreement for the water rights and additional land, which is expected to be executed as a final water rights agreement by the end of March 2010.  Once completed, the agreement will transfer title to Idaho Energy upon constructive receipt of an approximately $5.0 million cash payment for the land plus $10.0 million for additional land with water rights.  The Company anticipates financing the site acquisition with proceeds from an offering.  The Land Purchase Agreement is subject to satisfactory completion of the site analysis by ENERCON, and will not be completed until the land has been fully approved for nuclear plant construction.

Construction and Operating License Application (“COLA”) and Water Rights

Management intends to obtain a conditional use permit from Payette County and the COLA from the Nuclear Regulatory Commission for the site by  using either the services of ENERCON or the reactor supplier. ENERCON has already been conducting NRC pre-COLA application activities at the site, including the preliminary site study.  A $2.0 million payment will start the COLA.  Furthermore, the Company has obtained a quote of $10.0 million for additional land with water rights.

Competition

Competition is intense in the energy market, with the two major sources of power generation being nuclear and fossil fuel.  While nuclear power has high initial capital costs, it has the lowest production cost and highest capacity factor of the major sources of electricity, with a production cost of $0.0172 per kilowatt hour (kWh).  According to national data from 2008, without carbon tax and emission reduction, coal has a production cost of $0.0275/kWh, natural gas of $0.081 cents/kWh, and petroleum of $0.098 cents/kWh.  However, natural gas, petroleum and coal prices have increased recently due to the rising prices of fossil fuel and are subject to market price swings.

The following table, recently developed by the NEI, compares total production costs, operations and maintenance costs, and fuel costs for generating electricity among four energy sources: coal, natural gas nuclear and petroleum.  Note that as energy prices have risen, nuclear energy has become increasingly cost effective in relation to the other sources.

U.S. Electricity Production Costs and Components
1995 - 2008, in 2008 cents per kWh

	Total Production Costs				Operations & Maintenance Costs				Fuel Costs
Year	Coal	Gas	Nuclear	Petroleum	Coal	Gas	Nuclear	Petroleum	Coal	Gas
1995	2.57	3.74	2.70	5.85	0.61	0.71	1.89	1.64	1.96	3.03
1996	2.42	4.57	2.53	5.95	0.54	0.70	1.80	1.36	1.88	3.87
1997	2.34	4.64	2.64	5.35	0.52	0.67	1.93	1.16	1.81	3.96
1998	2.29	4.08	2.46	3.76	0.55	0.61	1.76	0.73	1.74	3.47
1999	2.21	4.39	2.22	4.52	0.52	0.51	1.58	1.03	1.68	3.88
2000	2.15	7.28	2.17	6.51	0.52	0.57	1.57	0.81	1.63	6.70
2001	2.21	7.36	2.05	6.02	0.55	0.64	1.49	0.83	1.66	6.72
2002	2.19	4.70	2.03	5.76	0.56	0.66	1.50	0.93	1.63	4.05
2003	2.16	6.42	1.99	6.88	0.55	0.67	1.45	1.10	1.61	5.75
2004	2.24	6.42	1.95	6.54	0.57	0.56	1.42	0.99	1.67	5.87
2005	2.43	8.00	1.87	8.96	0.57	0.53	1.38	0.97	1.86	7.47
2006	2.53	6.95	1.89	10.28	0.59	0.54	1.39	1.32	1.94	6.41
2007	2.57	6.69	1.85	10.83	0.60	0.50	1.36	1.47	1.97	6.19
2008	2.75	8.09	1.87	17.26	0.55	0.55	1.37	1.69	2.20	7.54
Secondary energy sources in the United States include hydro (water), wind (which only produces 1% and has low reliability), and solar power, with the following production costs:

•	Hydro: $0.0175/kWh

•	Wind: $0.145/kWh

•	Solar: $0.23/kWh

These secondary energy suppliers are minor in scope and are significantly more limited in their operational efficiency, averaging approximately at 25% capacity. While wind and solar are expanding, they are not suitable base-load-plants that requires higher level of reliability because they do not stay connected to the grids.  Coal and hydro have limited expansion ability due to new environmental concerns.  Natural gas produces 60% of the carbon dioxide as the same size coal plant and the current costs are over 10 cents kWh.  Nuclear energy has been endorsed by the United Nations’ study on global warming and the G-8 leadership.

With the continually rising demand for cost-effective energy sources in the United States, the Company anticipates minimal difficulties from its competition as it works toward the goal of constructing a new nuclear plant.  The Federal incentives mentioned above are intended to reduce the inherently greater capital costs of nuclear power.

In addition, Energy Neutral has no competition for its initial focus area of Boise, Idaho.  There are few companies providing services to reduce energy demand for homes and offices using renewable tools and technology in the United States.

Financings and Costs

The Company will develop or acquire businesses to help address domestic energy needs while trying to improve air quality and mitigate global warming.  The Company intends to undertake stock offerings in the form of public and private placements to raise sufficient funds to capitalize its four individual companies.  Each subsidiary of the Company will further develop its own business strategies and self-sustaining operations and, in turn, upstream profits to the Company in exchange for capital and energy leadership expertise.

The Company estimates the cost of operation for its four corporate subsidiaries will be approximately $750,000 per year.  International Reactors is presently working to market desalinization reactors in Mexico, South America, the Middle East and Asia.  The first desalinization reactor is being designed and built in China, where the first customers should be able to sign contracts this summer.  The Company is providing funds of approximately $25,000 per month to this project.

The Company plans to raise $81.0 million through a private placement for the initial development of the Idaho Energy Complex.  The funds will be used to purchase land that is under contract and water rights, and to complete the NRC approval process.  At the time of this annual report, $1.0 million has been raised through the sale of a unit of Reactor Land.  Management believes that local plant site approval will allow the Company to raise sufficient additional funds.

The Company is negotiating power purchase agreements and equity ownership stakes with several major utilities to finance reactor construction costs.  Further, the Company has executed a construction loan letter for up to $3.5 billion as a result of the loan guarantee provision of the 2005 Energy Act.  Mr. Don Gillispie, the Company’s President and Chief Executive Officer, has invested $500,000, a considerable amount of personal funds, to seed the start-up and rollout of the Company’s businesses.

Corporate History

The Company was incorporated in the State of Nevada on July 31, 2001, commenced operations in August 2005 and is a development stage enterprise.  Subsequently, Sunbelt Energy Resources, Inc. was formed on August 29, 2005 to operate in the alternate energy industry.  Sunbelt has experienced limited operational activity.  In September 2006, Sunbelt acquired Nussential Holdings, Inc. by exchanging 17,900,000 shares of Sunbelt for 100% or 21,399,998 shares of the common stock of Nussential Holdings.  As a result of the acquisition, the shareholders of Sunbelt owned a majority of the voting stock of Nussentials Holdings, and Sunbelt changed its name to Alternate Energy Holdings, Inc. The transaction was accounted for as a reverse merger,  whereby  Alternate Energy Holdings, Inc. was the acquirer, which resulted in the recapitalization of Alternate Energy Holdings, Inc.  Simultaneously with the reverse merger,  Nussentials Corporation,  a wholly-owned subsidiary of Nussentials Holdings, Inc., was transferred to Nussential Holdings,  Inc. through issuance of 4,252,088 shares of common stock.

Government Regulation

The Company is subject to risks associated with governmental regulations and legal uncertainties.  The Company is directly or indirectly, regulated by several authorities, including the Nuclear Regulatory Commission, Environmental Protection Agency, Idaho Department of Fish and Game, Idaho Department of Environmental Quality, Idaho Department of Water Resources and, as a public company, the Securities and Exchange Commission.

The Atomic Energy Act of 1954, as amended, is the primary United States law on both the civilian and the military use of nuclear materials.  On the civilian side, it provides for both the development and regulation of the uses of nuclear materials and facilities in the United States based on the policy that “the development, use, and control of atomic energy shall be directed so as to promote world peace, improve the general welfare, increase the standard of living, and strengthen free competition in private enterprise.”   The Atomic Energy Act requires civilian uses of nuclear materials and facilities to be licensed, and empowers the Nuclear Regulatory Commission (“NRC”) to establish by rule or order, and to enforce, such standards to govern these uses as “the Commission may deem necessary or desirable in order to protect health and safety and minimize danger to life or property.” Commission action under the Atomic Energy Act must conform to the Atomic Energy Act’s procedural requirements, which include an opportunity for hearings and Federal judicial review in many instances.

The Environmental Protection Agency (“EPA”) was formed to protect human health and safeguard the natural environment, such as air, water and land, upon which life depends.  The EPA’s purpose is to ensure that:

•	all Americans are protected from significant risks to human health and the environment in which they live, learn and work;

•	national efforts to reduce environmental risks are based on the best available scientific information;

•	federal laws protecting human health and the environment are enforced fairly and effectively;

•
environmental protection is an integral consideration in U.S. policies concerning natural resources, human health, economic growth, energy, transportation, agriculture, industry, and international trade, and that these factors are similarly considered in establishing environmental policy;

•
all parts of society, such as communities, individuals, businesses, and state, local and tribal governments, have access to accurate information sufficient to effectively participate in managing human health and environmental risks;

•	environmental protection contributes to making our communities and ecosystems diverse, sustainable and economically productive; and

•	the United States plays a leadership role in working with other nations to protect the global environment.

The Idaho Department of Fish and Game states that “All wildlife, including all wild animals, wild birds, and fish, within the state of Idaho, is hereby declared to be the property of the state of Idaho.  It shall be preserved, protected, perpetuated, and managed.  It shall be only captured or taken at such times or places, under such conditions, or by such means, or in such manner, as will preserve, protect, and perpetuate such wildlife, and provide for the citizens of this state and, as by law permitted to others, continued supplies of such wildlife for hunting, fishing and trapping.”

The Idaho Department of Environmental Quality (“DEQ”) is a state department created by the Idaho Environmental Protection and Health Act to ensure clean air, water and land in the state and protect Idaho citizens from the adverse health impacts of pollution.  As a regulatory agency, DEQ enforces various State environmental regulations and administers a number of Federal environmental protection laws including the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act.  DEQ manages a broad range of activities including:

•	assessment of environmental problems;

•	oversight of facilities that generate air, water, and hazardous waste pollution;

•	monitoring of air and water quality;

•	cleanup of contaminated sites; and

•	education, outreach, and technical assistance to businesses, local government agencies, and interested citizens.

DEQ is committed to working in partnership with local communities, businesses, and citizens to identify and implement cost-effective environmental solutions.

The Idaho Department of Water Resources serves the people of Idaho and protects their welfare by making sure that water is conserved and available to sustain Idaho’s economy, ecosystem and the resulting quality of life. The Department provides a variety of services for the public, such as water rights research, historical record reproduction of water rights, drillers’ reports, and dam safety inspections.

Employees

The Company and its subsidiaries have 15 full-time employees.  In addition, nine officers and directors provide certain services dedicated to current corporate and business development activities.  In the future, the officers will devote services on a full-time basis and six independent directors will serve part-time up to ten hours per week.  The Company’s future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense.  The Company’s employees are not represented by any collective bargaining unit and the Company believes that its relations with employees and contractors are good.

Item 1A. Risk Factors

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources.  These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These factors include, among others, the following: ability of the Company to implement its business strategy; ability  to obtain  additional financing; the Company’s limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; future government regulations; and other factors described in this annual report or in other filings with the Securities and Exchange Commission.  Except as required by federal securities laws, the Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General Business Risk Factors

The Company is a development stage business, with no revenue to date.

The Company commenced its operations in August 2005, and is organized as a corporation under the laws of the State of Nevada.  The Company has only a limited history upon which an evaluation of its prospects and future performance can be made.  The Company’s proposed operations are subject to all business risks associated with new enterprises.  The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the expansion of a business in a competitive industry, including hiring and retaining skilled employees or contractors; licensing, permitting, and operating problems; competing with established operators; and unanticipated location issues or design/engineering problems with the improvements.  During the years ended December 31, 2009 and 2008, the Company did not recognize any revenues from its operational activities.  It is likely that the Company will sustain more losses in the future.  There can be no assurance that the Company will ever operate profitably.

The Company may not be able to implement its expansion strategy as planned, or at all.

The Company plans to grow our business by investing in new plants and pursuing other business opportunities.  Additional financing may be necessary to implement these expansion strategies, which may not be accessible or available on acceptable terms.  Any expansion may be financed with additional indebtedness or by issuing additional equity securities, which would further dilute shareholders’ interests.  In addition, as described below under “the Company may be adversely affected by environmental, health and safety laws, regulations and liabilities,” federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on our results of operations and financial position.  Any expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from existing operations.

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

The Company’s success depends on its ability to retain key management personnel.

Our success depends in large part on our ability to attract and retain highly qualified management, in particular upon our CEO, Donald Gillispie. Due to the specialized nature of our business, it may be difficult to locate and hire qualified personnel.  The loss of services of one of our executive officers or other key personnel, or our failure to attract and retain other executive officers or key personnel could have a material adverse effect on our business, operating results and financial condition.  Although we have been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that we will be able to do so in the future.

The Company depends upon outside contractors and advisors to supplement its business.

To supplement the business experience of its officers and directors, the Company may be required to employ contractors, accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The Company’s management, without any input from shareholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the Company. In the event the Company considers it necessary to hire outside contractors or advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

There are risks of borrowing by the Company.

If the Company incurs indebtedness, a portion of its cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair the Company’s operating flexibility.  Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants.  A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender whose rights would be senior to those of shareholders of the Company.  A judgment creditor would have the right to foreclose on any of the Company’s assets resulting in a material adverse effect on the Company’s business, operating results or financial condition.

There are uncertainties with loans.

The Company may need to obtain loans to fund any activities not funded by private placement subscriptions.  The ability of the Company to obtain future financing, and the terms of such financing have not yet been established.  The Company does not have any loan commitments. Changes in interest rates and other terms may also have adverse effect on the Company’s business, operating results or financial condition.

Market data may not always be reliable.

The Company may have based the market data and certain other information in this Form 10K on information supplied by governmental agencies, public announcements, filings related to other developments and similar projects in the same area, and other third party sources. The Company also relied on other sources believed to be reliable.  The Company has not independently verified any market information, announcements or filings, which may not be accurate in all material respects.  Accordingly, investors should not rely on such data when making investment decisions and should keep in mind that market conditions may change at any time for a variety of reasons.

General economic conditions materially impact the Company.

The financial success of the Company may be sensitive to adverse changes in general economic conditions in the United States and the Western United States, such as recession, inflation, unemployment, and interest rates. Such changing conditions could reduce demand in the marketplace for the development of nuclear sites which is the Company’s business.  Management believes that the site developed by the Company will maintain value long-term.  Nevertheless, the Company has no control over these changes.

Real estate markets are unpredictable.

Real estate markets are unpredictable and subject to significant cycling fluctuations. There is no assurance that a down time in the market will not adversely affect the Company.

There are many factors beyond the control of the Company.

Projects for the acquisition and development of real estate are subject to many factors which are outside the Company’s control. These factors include: general economic conditions; proximities to utilities and transportation; shortages of labor and materials and skilled craftsmen; price of materials and competitive products; and the regulation by federal and state governmental authorities.

We may need additional financing in the future, which may reduce the value of our common stock.

The Company has limited funds and such funds will not be adequate to carry out the business plan without borrowing significant funds.  The ultimate success of the Company may depend upon its ability to raise additional capital and securing substantially more financing.  The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing.  If additional capital is needed, there is no assurance that funds will be available from any source or can be obtained on terms acceptable to the Company. If additional funds cannot be secured from other sources, then the Company’s operations will be limited to those that can be financed with its modest capital.

The Company lacks revenue history.

The Company was formed in 2006 for the purpose of developing a proposed nuclear bio fuels complex in Idaho.  The Company has never had any revenues.  The Company is not profitable and the business effort is considered to be in an early development stage.  The Company must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

There can be no assurance of success or profitability.

There is no assurance that the Company will ever operate profitably.  There is no assurance that it will generate revenues or profits, or that the value of the Company’s shares will be increased.

The Company lacks diversification.

Because of the limited financial resources that the Company has and due to the nature of the Project, the Company will not be able to immediately diversify its operation. The Company’s inability to immediately diversify its activities into more than one area will subject the Company to economic fluctuations within the nuclear industry and increases the risks associated with the Company’s operations.  The Company intends to diversify its operations to other areas, including bio fuels and potable water production, but it cannot provide any assurances that these activities will happen.

If the Company borrows money using property as collateral, shareholders could lose all of their investment, if the property were to be foreclosed.

The terms of any loan may require payments to be made under the loan document.  Should the Company fail to satisfy the terms of any loan, any property pledged to secure such loan may be at risk to foreclosure or other similar process.

Specific Risk Factors Related to Nuclear Plants

Management expects that it is unlikely the Company will be the ultimate owner or operator of any reactor to be built at any Site.  The Company’s business plan is to develop a site that will be suitable for the construction and operation of a reactor, which will require $3-4 billion in investment, employment of hundreds of skilled people, and an operating budget of hundreds of millions per year.  Management believes that it is likely that any reactor at the Site will be owned and operated by a consortium or joint venture of nuclear reactor suppliers and reactor customers (i.e., electric utilities), while the Company participating as the site and project developers.  Therefore, management believes the business is not directly subject to the usual risks of operating a nuclear reactor.

There are, however, a number of risks specific to the business of developing a nuclear site as follows:

Development of the site is subject to many risk factors that are examined in the NRC permitting process.

The Company is subject to the general risks facing the nuclear industry.  Because the industry is closely regulated, the Company will be required to obtain and comply with federal, state and local government permits and approvals, particularly those from the Nuclear Regulatory Commission (NRC).  Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances.  Failure to obtain or comply with the conditions of permits or approvals may adversely affect the business and subject it to penalties and other sanctions.  Although existing licenses are routinely renewed by the NRC and state regulators, renewal could be denied or jeopardized by various factors, including the following:

•	natural disasters, such as earthquakes, floods, volcano eruption, hurricanes;
•	wars, insurrection, revolutions, acts of terrorism;
•	inability to obtain or comply with state and local permits;
•	inadequate multiple point access to the Site;

•	inadequate financial assurances to provide for end of life decommissioning and decontamination of the Site;
•	inability to obtain adequate connection to the transmission grid, which has economic as well as safety implications;
•
inability to assure adequate water supplies for steam and cooling because the Company’s water rights could be lost because of government actions, extreme drought conditions, or competing economic demands for the supply;

•	environmental objections; and
•	substantial changes in Government Regulations due to changes in national government (i.e., political risks).

Nuclear property ownership and development is subject to substantial additional risks over conventional development.

For nuclear projects, the risk of conventional real property development is heightened because the systems for processing approvals for nuclear development project can be slow, bureaucratic, and not as well-developed or scheduled as those for more conventional projects.  There can be substantial political influence asserted against nuclear development project approval without the knowledge of who is behind the opposition. There is no effective accountability to the process.  Nuclear projects are also subject to compliance with international safety and nuclear non-proliferation regimes.

Unforeseen technical or environmental factors could preclude use of the site for power generation.

There is a risk that in the licensing process, further investigation and analysis could discover facts that would preclude development of the Site as planned such as unknown and unfavorable geological conditions on Site or endangered species habitat.

Risk of unforeseen changes in state or local law or government policy, such as a ban on nuclear or power plant construction.

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

Delays attributable to special interest interveners in licensing proceedings.

In the 1970’s and 1980’s, special interest groups opposed to nuclear plant construction intervened in federal and state licensing proceedings.  They were sometimes joined by community groups, state and local governmental agencies.  While these opponents were rarely successful on the merits, the interventions produced delays and regulatory changes that adversely affected the economics of capital-intensive nuclear construction and led to the cancellation of several projects. Management is already proactively engaged with government and interest groups in Idaho to manage this risk.

Delays attributable to queuing at the NRC with other applications ahead of Idaho Energy in the licensing process.

The NRC has had virtually no new reactor licensing activity in the last 25 years.  Now there are proposals for as many as 30 to 35 new reactors.  If these are all filed in the next 3 to 5 years, the NRC may be overwhelmed.  Meritorious applicants may have to wait their turn, with potential adverse impacts on schedule and Project economics.

Inability to raise equity capital sufficient to take the project through the licensing process.

Management estimates that that cost of obtaining licenses and permits needed for the Project will total $50.0 million. Delays and unforeseen technical issues could raise the cost of that process, and additional capital may be required to complete it.  The additional investment and the delay would reduce investor returns even if all needed permits are eventually issued.

Inability to acquire materials and technical and professional help.

The NRC licensing process is highly technical, and a number of reactors will be applying for licenses in the next three years.  Experienced nuclear talent has become relatively scarce in the United States and the Company may be competing with huge companies and utilities to get the talent it needs to get its reactor licensed and built.  Also, the domestic nuclear infrastructure has declined in the last two decades and the talent pool is reduced and certain long-lead components may be expensive or difficult to obtain on schedule.

A nuclear incident anywhere in the world could revive nuclear plant opponents.

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

The federal government could fail to fulfill its obligation to manage spent fuel at yucca mountain or elsewhere.

Virtually all nuclear plants currently store spent fuel at the reactor site. By law, all spent fuel in the US is the property of the United States government.  After a number of years, it is expected that the spent fuel, will be transported by the government to the Yucca Mountain long-term geological depository, or to a reprocessing facility.  If the United States Government fails to fulfill its obligations, uncertainty about spent fuel management could delay start up of the plant, premature closure, or alternative plans for on-site storage.

Competitive sites or generation sources could offer electric utilities lower prices, or regulatory policy could force utilities to buy power from favored alternative energy sources, regardless of their economics.

Management believes that the chosen reactor design will be very competitive in a free market where its competitors are fossil- or renewable-fueled State regulators may force utilities to buy from renewable or other favored technologies, locations, or sources, regardless of cost, and to the detriment of the Project.

There are alternative sites in the region that could be developed for nuclear reactors.  However, with demand for electric power growing in the west, the competition is to secure the scarce good sites, and the Company has secured a good Site.  Management believes that the Company’s proposed property is geologically and demographically well located. However, there is the possibility that other sites will be developed for nuclear or coal plants.  If, there should be growth of competitive nuclear plants in the West, margins will drop for the Project.  However, all the new plants that are planned will be needed to provide reliable power for the western US in the decades to come.  Likewise, these competitors could be better capitalized than the Company, which could give them a significant advantage with respect to bringing low cost low emission plants on line sooner.

Competing development projects could saturate the market and thereby diminish the resale value of the Company’s land.  As of March 31, 2010, the Company does not expect significant competition from other generation site development projects.  In the future, however, the Company will have no control over other competitive projects, if such develop.

Weather interruptions also impact the Company’s business.

Activities of the Company may be subject to periodic interruptions due to weather conditions.  Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect the ability of the Company to develop such properties or could increase the costs of construction because of delays.

Specific Risks Related to Idaho Energy and to The Biofuel Industry

Competition from other sources of fuel may adversely affect Idaho Energy’s ability to market biofuel.

Although the price of fuel has increased over the last several years and continues to rise, fuel prices per gallon remain at levels below or equal to the price of biofuel. In addition, other more cost-efficient domestic alternative fuels may be developed and displace bio fuel as an environmentally-friendly alternative to petroleum-based products.  If fuel prices do not continue to increase or a new fuel is developed to compete with bio fuel, it may be difficult to market bio fuel, which could result in the loss of revenues.

Idaho Energy’s business in biofuels will be sensitive to feedstock prices, which could increase production costs and decrease revenues

The principal raw materials used in the production of bio fuel are commodities that are subject to substantial price variations due to factors beyond our control.  Commodity prices are determined from minute to minute based on supply and demand and can be highly volatile.  As more producers enter the bio fuel business, competition for available feedstock supplies is expected to increase.  There can be no assurances that our hedging activities will effectively insulate us from future commodity price volatility or that the value of the feedstock we use will not exceed the value of the electricity we generate.  In the event that we are unable to pass increases in the price of raw materials to our customers, our operating results will suffer.  We cannot predict the future price of our bio fuel feedstock and any material price increases will adversely affect Idaho Energy’s operating performance.

Reliance upon third parties for raw material supply may hinder Idaho Energy’s ability to profitably produce biofuel.

In addition to being dependent upon the availability and price of feedstock supply, Idaho Energy will be dependent on relationships with third parties, including feedstock suppliers.  Momentum must be successful in establishing feedstock agreements with third parties.  Assuming that Idaho Energy can formalize feedstock purchase contracts, those suppliers could still interrupt Idaho Energy’s supply by not meeting their obligations under the contracts. If, because of market conditions, Idaho Energy is forced into a competitive environment or procurement of raw soy oil, animal fats and other feedstock or Idaho Energy is unable to obtain adequate quantities of feedstock at economical prices, Idaho Energy’s business model could be unsustainable resulting in a significant reduction in the results of operations.

Automobile manufacturers and other industry groups have expressed reservations regarding the use of biofuel, which could affect Idaho Energy’s ability to market its biofuel.

Because it is a relatively new product, the research of bio fuel use in automobiles and its effect on the environment is ongoing.  Some industry groups and standards, including the World Wide Fuel Charter, have recommended that blends of no more than 5% bio fuel be used for automobile fuel due to concerns about fuel quality, engine performance problems and possible detrimental effects of biodiesel on rubber components and other parts of the engine.  Although some manufacturers have encouraged the use of biodiesel fuel in their vehicles, cautionary pronouncements by others may affect Idaho Energy’s ability to market its product. In addition, studies have shown that nitrogen oxide emissions from pure biodiesel increase by 10%.  Nitrogen oxide is the chief contributor to ozone or smog. New engine technology is available and is being implemented to eliminate this problem. However, these emissions may decrease the appeal of our product to environmental groups and agencies who have been historic supporters of the bio fuels industry.

There are risks related to biofuel regulation and governmental action.

The bio fuels industry relies on federal legislation to create demand for the bio fuels product, which creates an artificial market. If the federal government ceases to provide incentives for bio fuel products, the demand for biodiesel products will decline.

Much of the existing demand for bio fuels is a result of the need of certain entities to comply with the requirements of the Energy Policy Act of 1992 (and amendments thereto) and clean air regulations promulgated by the EPA. We can give no assurances that these rules and regulations will continue to remain in effect throughout the lifetime of Idaho Energy. If these rules and regulations were repealed, the incentive for a substantial portion of Idaho Energy’s targeted customer base to purchase bio fuel would be eliminated, having a materially adverse effect on the profitability of Idaho Energy.

The bio fuel industry is subject to federal, state, and local government regulations, including those relating to the certification of manufacturing and product, taxes on fuel, as well as transportation, emissions, environmental, building, and zoning requirements.  Also, we will be subject to laws governing our relationships with employees, such as minimum wage requirements, overtime, working conditions, and work permit requirements (including the Immigration and Nationality Act of 1990, which requires employers to ask employees to present certain original documents to establish their identity and employment eligibility and to verify on INS Form I-9 that they are eligible to be employed in the United States.  The failure to comply with such laws, obtain or retain certification, permit or license approvals, or an increase in the minimum wage rate, employee benefit costs, or other costs associated with employees could have an adverse affect upon Idaho Energy.

Risk Factors Relating to Company

Investing in the Company is a highly speculative investment.

Due to the highly speculative nature of the Company’s business, investors should not invest unless they can financially bear the loss of their entire investment.  Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

The Company is subject to the reporting requirements of the federal securities laws.

The Company is subject to the reporting requirements under the Securities Exchange Act of 1934. As a result, shareholders will have ready access to the information required to be reported by publicly held companies under the Securities Exchange Act and the regulations hereunder.  The Company intends to provide its shareholders with quarterly reports containing financial information prepared in accordance with generally accepted accounting principles (unaudited).

This may be a long term investment.

An investment in the shares may be long term and illiquid.  A limited market exists for the Shares.  Accordingly, purchasers of shares must be willing and able to bear the economic risk of their investment for an indefinite period of time.  It is likely that investors will not be able to liquidate their investment in the event of an emergency.

The Company has limited liquidity, cash flow and capital resources.

The Company had minimum liquid assets as of December 31, 2009, and will be reliant upon stock offerings to fund any kind of nuclear operations.  The only capital resources of the Company are its common stock. The monies raised by any private offering may not be sufficient for the continued proposed operations of the Company.  There is no assurance that additional monies or financing will be available in the future or, if available, will be at terms favorable to the Company.  The Company may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event that the Company is unsuccessful in repaying such loans. The Company has achieved no cash flows to date, and management foresees limited cash flows until any property it permits and acquires is sold, leased, or the asset is merged into an entity that will finance, own and  operate reactors at the Site.

The Company is a holding company and there are limitations on its ability to receive distributions from its subsidiaries.

We conduct all of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our obligations.  Moreover, some of our  subsidiaries are currently, or are expected in the future to be, limited in their ability to pay dividends or make distributions to us by the terms of their financing agreements.

Risk Factors Related to Proposed International Operations

The proposed international operations of International Reactors will subject us to material risks that our domestic business does not

The proposed international operations of International Reactors will subject us to a number of risks, including the following:

•	maintaining compliance with complex and unfamiliar foreign laws and regulations;
•
maintaining compliance  with U.S. laws applicable to the operation of foreign subsidiaries, most particularly the Foreign Corrupt Practices Act which, in some countries in which we do or may seek to do business, may prohibit activities by our foreign subsidiaries that are accepted and legal practices in those countries;

•	difficulties and costs of staffing and managing foreign operations;
•	difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues;
•	including fewer legal protections for intellectual property;
•	fluctuations in foreign economies and in the value of foreign currencies and interest rates; and
•	general economic and political conditions in the countries in which we operate.

Problems or negative developments in any of these areas could adversely impact International Reactors’s business, financial condition or results of operations.  Furthermore, the integration of our non-U.S. businesses may require additional licenses or approvals from the United States government or other non-U.S. jurisdictions, which could result in delays or constraints on our integration plans.

Fluctuations in currency exchange rates could materially and adversely impact International Reactors’s financial results.

Because the Company’s financial statements are presented in U.S. dollars, the Company will be required to translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting  period if we are able to successfully carry out International Reactors’s plans for international operations.  Therefore, increases or decreases in the value of the U.S. dollar against these other currencies will affect our net operating revenues, our operating income and the value of balance sheet items denominated in foreign currencies, even if those values have not changed in the original currencies.  In the future, if International Reactors is successful in carrying out its international operational plans, the Company may implement additional currency hedges intended to reduce our exposure to changes in foreign currency  exchange rates; however, hedging strategies may not be successful. As a result, fluctuations in foreign currency, exchange rates, could materially and adversely affect International Reactors’s business, financial condition, results of operations and cash flows.

Risk Factors Related to Common Stock

There are limited trading markets for the Company’s common stock, thereby limiting a shareholder’s opportunity to sell such common stock.

Currently, only a limited trading market exists for the Company’s common stock.  The common stock is quoted on the OTC Bulletin Board under the symbol “AEHI.OB.”  The OTC Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the Nasdaq system.  Any broker/dealer that makes a market in the Company’s stock or other person that buys or sells the Company stock could have a significant influence over its price at any given time.  The Company cannot assure its shareholders that a greater market for the Company’s common stock will be sustained.  There is no assurance that the Company’s common stock will have any greater liquidity than shares that do not trade on a public market.  A shareholder may be required to retain their shares for an indefinite period of time, and may not be able to liquidate their shares in the event of an emergency or for any other reasons.

The regulation of penny stocks by the SEC and FINRA may discourage the tradability of the Company’s securities.

The Company is a “penny stock” company.  The Company securities currently trade on the OTCBB and will be subject to a  Securities  and Exchange  Commission  rule that imposes special sales practice requirements upon broker-dealers  who sell such securities to persons other than established customers or accredited investors.  For purposes of the rule, the phrase “accredited  investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of  $1,000,000 or  having  an annual income  that  exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale.  Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions. In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934,  as amended.  Because the Company’s securities constitute “penny stocks” within the meaning of the rules, the rules would apply to the Company and to the Company securities.  The rules will further affect the ability of owners of shares to sell the Company securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions. Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security  by one or a few  broker-dealers  that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged  matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices  involving  high-pressure sales tactics and unrealistic price projections by  inexperienced sales persons; (iv) excessive and undisclosed bid-ask  differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and  broker-dealers after prices have been  manipulated  to a desired  consequent  investor losses.  The Company management is aware of the abuses that have occurred historically in the penny stock market.  Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company securities.

The Company will pay no foreseeable dividends in the future.

The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

Rule 144 sales in the future may have a depressive effect on the Company’s stock price.

All of the outstanding shares of common stock are held by the Company present officers, directors, and affiliate stockholders as “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  Rule 144 provides in essence that a person  who has held restricted  securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

The Company’s investors may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to the Company any shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

The Company’s stock will in all likelihood be thinly traded and as a result an investor may be unable to sell at or near ask prices or at all if the investor needs to liquidate shares.

The shares of the Company’s common stock is traded in the OTCBB, meaning that the number of persons interested in purchasing the Company common shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that the Company is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they  tend to be  risk-averse and would be reluctant to follow an unproven, early stage company such as the Company or purchase or recommend the purchase of any of the Company’s securities until such time as the Company becomes more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in the Company securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities price.  The Company cannot give you any assurance that a broader or more active public trading market for the Company common securities will develop or be sustained, or that any trading levels will be sustained.  Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if the investor needs money or otherwise desires to liquidate the securities of the Company.

The Company’s common stock may be volatile, which substantially increases the risk that the investor may not be able to sell their securities at or above the price that the investor paid for the security.

Because of the limited trading market for the Company’s common stock and because of the possible price volatility, the investor may not be able to sell its shares of common stock when the investor desires to do so.  The inability to sell the investors securities in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for the Company shares may suffer greater declines because of the Company’s price volatility.

The price of the Company’s common stock that will prevail in the market may be higher or lower than the price the investor may pay. Certain factors, some of which are beyond the Company’s control, that may cause the Company’s share price to fluctuate significantly include, but are not limited to the following:

•	variations in the Company’s quarterly operating results;

•	loss of a key relationship or failure to complete significant transactions;
•	additions or departures of key personnel; and
•	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations.  In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company.  These market and industry factors may materially and adversely affect the Company stock price, regardless of its operating performance.  In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If the Company becomes involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on the investors’ investment in the Company stock.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company’s operations are principally located at 911 E. Winding Creek Dr., Suite 150, Eagle, Idaho 83616.  The Company currently pays $1,300 as monthly rent for the use of this office. Once the construction of the Idaho Energy Complex is completed, the plant will become the Company’s primary facility.

Item 3. Legal Proceedings

The Company is not currently a party to any pending or threatened legal proceedings

The Company anticipates that it will from time to time become subject to claims and legal proceedings  arising in the ordinary  course of  business.  It is not feasible to predict the outcome of any such proceedings and the Company cannot assure that their ultimate disposition will not have a materially adverse effect on the Company business, financial condition, cash flows or results of operations.

Item 4.(Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public trading market for the Company’s common stock.  The Company’s trading symbol is AEHI.OB, as quoted by the OTC Bulletin Board.

The following table sets forth the range of high and low bid quotations for the registrant’s common stock as reported on the OTC Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

QUARTER ENDED	HIGH	LOW
December 31, 2009	$0.15	$0.05
September 30, 2009	$0.22	$0.08
June 30, 2009	$0.25	$0.02
March 31, 2009	$0.10	$0.01

December 31, 2008	$0.25	$0.09
September 30, 2008	$0.40	$0.08
June 30, 2008	$0.21	$0.08
March 31, 2008	$0.43	$0.17

Holders

There were approximately 785 holders of record of the Company’s common stock as of March 31, 2010.

Dividend Policy

Holders of the Company’s common stock are entitled to receive such dividends as may be declared by the Company’s board of directors. The Company has not declared or paid any dividends on the Company common stock and it does not plan on declaring any dividends in the near future.  The Company currently intends to use all available funds to finance the operation and expansion of its business.

Shares Eligible for Future Sale

The Company currently has 252,361,674 shares of common stock outstanding as of March 31, 2010.  A current shareholder who is an “affiliate” of the Company, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls,  is controlled by, or is under common control with the Company will be required to comply with the resale limitations of Rule 144. Of these shares, a total of 39,407,040 shares have been held for six months or more and are eligible for resale under Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about the Company. The volume limitations generally permit an affiliate to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the outstanding shares of common stock or the average weekly trading volume during the 4 calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least six months may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

Recent Sales of Unregistered Securities

We made the following unregistered sales of its securities from October 1, 2009 through December 31, 2009.

Date	Title of Security	Number of Shares	Amount	Consideration	Class of Purchaser
10/26/2009	Common Stock	50,000	$2,500.00	Services	Business Associates
10/26/2009	Common Stock	848,150	$42,407.50	Cash	Business Associates
10/31/2009	Common Stock	2,660,850	$133,042.50	Cash	Business Associates
11/3/2009	Common Stock	29,100	$1,455.00	Services	Business Associates
11/19/2009	Common Stock	307,000	$15,350.00	Services	Business Associates
11/19/2009	Common Stock	1,454,700	$72,735.00	Cash	Business Associates
11/25/2009	Common Stock	1,359,000	$67,950.00	Cash	Business Associates
11/25/2009	Common Stock	105,480	$5,274.00	Services	Business Associates
11/30/2009	Common Stock	2,525,000	$126,250.00	Cash	Business Associates
12/4/2009	Common Stock	610,000	$30,500.00	Cash	Business Associates
12/4/2009	Common Stock	224,460	$11,223.00	Services	Business Associates
12/7/2009	Common Stock	26,000	$1,300.00	Cash	Business Associates
12/7/2009	Common Stock	2,500	$125.00	Services	Business Associates
12/10/2009	Common Stock	224,000	$11,200.00	Cash	Business Associates
12/10/2009	Common Stock	500,000	$25,000.00	Services	Business Associates
12/11/2009	Common Stock	50,000	$2,500.00	Cash	Business Associates
12/18/2009	Common Stock	1,192,860	$59,643.00	Services	Business Associates
12/22/2009	Common Stock	1,130,493	$56,524.65	Cash	Business Associates
12/22/2009	Common Stock	250,000	$12,500.00	Services	Business Associates
12/30/2009	Common Stock	6,163,290	$308,164.50	Cash	Business Associates
12/30/2009	Common Stock	1,744,580	$87,229.00	Services	Business Associates
12/31/2009	Common Stock	1,273,453	$63,672.65	Cash	Business Associates

Exemption from Registration Claimed

All of the sales by the Company of its unregistered securities were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended.  The entity listed above that purchased the unregistered securities was an existing shareholder, known to the Company and its management, through pre-existing business relationships, as a long standing business associates. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to the Company’s management in connection with the purchases.  The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company.  All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from  registration in any further resale or disposition.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2009.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial condition and results of Operations

Overview

The Company is in the business of serving the electric power generation industry by acquiring and developing nuclear plant sites and obtaining licenses for their construction and operation through its operating subsidiaries.  The Company’s management has experience in the nuclear industry, power generation, and facility development.  The Company formed Idaho Energy Complex and Reactor Land as its subsidiaries to manage and finance its business plan to develop a proposed site in Idaho for a reactor. Reactor Land began operations in September 2007, with the purpose of acquiring land and water rights, permits and licenses, development, rights and such other property and services necessary to develop an energy complex in Idaho including one or more nuclear reactors (referred to as the “Project”). In October 2009, the Company’s Energy Neutral division began construction on a model home to demonstrate that a competitively-priced and energy cost efficient home can be constructed using renewals. The model home is complete and the Company will soon introduce its unique energy saving features to a range of potential users. The Company intends to use this model to market its energy neutral (trademark applied for) packages and a new energy neutral subdivision in Idaho. We also are introducing franchises in June 2010 as noted on our website. International Reactors, a 100% wholly-owned subsidiary of the Company was formed to assist developing countries with power generation, as well as the production of potable water.  Founded in November 2007 and incorporated in Nevada, International Reactors seeks to construct commercial nuclear reactors on oceanfront sites, particularly in Latin America and western-friendly Middle Eastern countries to co-generate clean energy and desalinate water.  International Reactors believes that advanced nuclear technology can be used to address electrical energy needs while simultaneously producing fresh water from ocean intake.  The Company is working on an agreement to produce desalinization reactors in China to market on a worldwide basis.

Plan of Operations

The Company estimates that the total cost of the Project will be approximately $81.0 million.  The initial $81.0 million is planned to be raised through the Reactor Land private placement, which shall result in  the investor receiving in the aggregate approximately 10% ownership in the first reactor unit in the form of common stock.  Any shortfall will have to be funded through such things as debt financing, cost-sharing by contractors and suppliers, or public offering.

While the success of the Project does not depend on financial assistance from the government, management believes that based on the 2005 Energy Policy Act, the Project may be eligible for an 80% Federal loan guarantee for the construction of new nuclear facilities, and an applicable Federal tax credit of $1.0 billion over eight years, which should be sufficient to cover all operating  expenses during that timeframe. Furthermore, the excess heat from this plant will be used to produce biofuels from local crops and agricultural waste.

The intended use of the funds for the Reactor Land project is approximately 8% of the total shown below:

In millions ($)
Payment to owner for site land	5
Payment for COLA plus 10% price escalation due to delays	50
Payments for third party project management and G&A	15
Additional water rights	11
Total	$81.0

The Company intends to have a public offering or obtain financing if the Reactor Land Development private placement does not raise the entire $81.0 million listed above.  The Company may adjust the budget categories in the execution of its permitting and development plans.  None of the line items is to be considered fixed or unchangeable.

Although the Company reserves the right to reallocate the funds according to field experience, the Company believes that the net proceeds from the planned offering will be sufficient to fund its initial capital requirements for the next year for operations.  The foregoing assumes the offering will be fully subscribed, but there can be no assurance the Company will not require additional funds if unforeseen issues arise.  Any additional required funds over the maximum offering amount will need to be financed as a loan.  The availability and terms of any future financing will depend on market and other conditions. The amount of proceeds and uses are based upon the projections by management, which may also change according to unforeseen future events and market changes.  There are no commitments for loans as of this date.

In the continuance of the Company’s business operations it does not intend to purchase or sell any significant assets and the Company does not expect a significant change in the number of its employees.

In addition, the United States and the global business community is experiencing severe  instability in the commercial  and investment  banking  systems which is likely to continue to have far-reaching  effects on the economic activities in the country for an indeterminable  period. The long-term impact on the United States economy and the Company’s operating activities and its ability to raise capital cannot be predicted at this time, but could be substantial.

Project Economics

The Company believes that if it is able to raise $81.0 million, it may develop a site licensed for construction of the advanced reactor by the end of 2013. The Company believes that by acquiring and  obtaining the required permits and approvals for the proposed site now, it will be able to offer a site and an NRC  license 3 to 4 years  sooner  than might  otherwise  be achievable, which will offer  additional value to the Idaho site due to earlier power generation/revenue potential of the site.

Results of Operations

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

During the years ended December 31, 2009 and 2008, the Company did not recognize any revenues from its operational activities. During the year ended December  31,  2009,  the company incurred  operating  expenses of $2,383,241 compared to $3,832,452  during the year ended December 31, 2008. The decrease of $1,449,211 was a result of a decrease in the operational activities of the Company over the prior year.  During the year ended  December  31, 2009,  the company incurred the  following  changes  in our operational expenses over the prior year.

	DECEMBER 31,	DECEMBER 31,	INCREASE OR
	2009	2008	(DECREASE)

Consulting services	$567,763	$862,517	$(294,754)
Marketing services	$50,712	$105,425	$(54,713)
Public relations	$133,340	$64,011	$69,329
Legal fees	$101,178	$58,309	$42,869
Board and Officer Services	$922,500	$2,001,000	$(1,078,500)

During the year ended December 31, 2009, the Company recognized a net loss of $2,377,568 compared to a net loss of $3,820,601 in the year ended  December 31, 2008.  The decrease of $1,443,033 in net losses was a result of the $1,449,211  decrease in operational  expenses.  The Company’s basic and diluted loss per share was $0.02 in 2009 versus a basic and diluted loss per share of $0.06 in 2008.

Liquidity

At December 31, 2009, the Company had cash and cash equivalents of $597,577 and total current assets of $708,797 and current liabilities of $5,472, and current assets exceed current liabilities by $703,325.

Net cash used in operating activities during the year ended December 31, 2009 was $975,267 compared to net cash used in operating activities during the year ended December 31, 2008 of $1,263,267.

During the year ended December 31, 2009, the net cash used by operations represented $2,434,158 adjusted for certain non-cash items consisting of stock for services and for a contract option fee totaling $1,458,891. During the year ended December 31, 2008, the net cash used by operations represented $3,850,825, adjusted certain non-cash items consisting of stock issued for services of $2,587,558.

During the years ended December 31, 2009 and 2008, the Company did not receive or use cash in its investing activities.

During the year ended December 31, 2009, the Company received $1,460,325 from its financing activities.  During the year ended December 31, 2008, the Company received $1,106,355 from its financing activities.

During the year ended December 31, 2009, the Company received cash of $1,460,325 from the sale of 29,180,536 shares of its restricted common stock.  During the year ended December 31, 2008, the Company received $1,106,355 from the sale of 10,709,717 shares of its restricted common stock.

During the year ended December 31, 2009, the Company issued 28,282,532 shares of its restricted common stock in exchange for services of 1,433,891. During 2009, The Company issued 500,000 shares of its restricted common stock value at $25,000 for a contract option fee.  Of such shares, 18,450,000 shares were issued to officers and directors for services of $ $922,500.

During the year ended December 31, 2008, the Company issued 24,762,049 shares of its restricted common stock in exchange for services of $2,587,558.  Of such shares, 19,750,000 shares were issued to officers and directors for services of $1,975,000.

At December 31, 2009, the Company had a $100,000 deposit held in the escrow with Perkins Coie to fund a potential joint venture project to develop and manufacture a hybrid engine in China.

At  December  31,  2008,  the  Company had a $55,000  deposit  with  Cobblestone Financial  Group and Silver Leaf  Companies for potential  future  financing and funding.

Going Concern

Alternate Energy Holdings, Inc’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $11,087,772 at December 31, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

The Company has identified the policies below as critical to the Company business operations and the understanding of the Company results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect the Company’s reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements beginning on page F-6 for the years ended December 31, 2009 and 2008. Note that the Company’s preparation of this document requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of expenses during the reporting periods.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and the and disclosures of contingent assets and liabilities. Accordingly, actual results could differ from those estimates. It is management’s opinion that all adjustments necessary for the fair statement of the results for the interim period have been made. All adjustments are of normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures up to $250,000 balances at December 31, 2009 and 2008.  The uninsured balances at December 31, 2009 and 2008 were $347,577 and $0, respectively.

Stock-Based Compensation

The Company’s non-employees, share-based expense is recorded in accordance with FASB ASC 505-50 (Prior authoritative with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”)  The Company has not issued any stock options or stock warrants since its inception through December 31, 2009.

Recently-Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations, or cash flow.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company’s operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts.  Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. Our cash holdings do not generate interest income.

Item 8.	Financial Statements and Supplementary Data

The Audited Financial Statements that constitute Item 8 are attached at the end of this Annual Report from page F2 to F12.  An Index to the Financial Statements is also included on page F-1 of this Annual Report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On October 1, 2009,  the Company received notice  that its current  auditors,  Rotenberg  and Co.,  LLP,  had  resigned in connection  with their  merger  with EFP Group.  The Company has engaged the new firm resulting from the merger, EFP Rotenberg, LLP, to continue as the Company's independent registered public accounting firm.  The Company reported the event in a Form 8-K filed on October 15, 2009, which is incorporated herein by reference as an exhibit.

Item 9A. Controls And Procedures

Management’s Annual Report on Internal Control over Financial Reporting

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

Management,  after  evaluating  the  effectiveness  of the Company’s  disclosure controls  and  procedures  as  defined in  Exchange  Act Rules  13a-14(c)  as of December 31, 2009 (the  “Evaluation  Date”)  concluded that as of the Evaluation Date, the Company’s  disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities,  particularly during the period in which this annual report was being prepared and that  information  required to be disclosed in our SEC reports is recorded,  processed,  summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the year ended December 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission  that permit the Company to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information as to persons who currently serve as the Company directors or executive officers, including their ages, as of March 26, 2010.

NAME	AGE	POSITION
Donald Gillispie	66	President, Chief Executive Officer, Chief Operating Officer and Chairman
Gregory E. Kane	67	Vice President and Director
John Franz	71	Vice President and Director
Rick J. Bucci	43	Vice President and Chief Financial Officer
Jennifer Ransom	35	Senior Vice President and Secretary
Leon Eliason	69	Director
Kenneth A. Strahm Sr.	72	Director
Ralph Beedle	70	Director
Mike Sellman(1)	62	Director
(1) Mr. Mike Sellman was appointed as director by the board of directors on May 28, 2009.

The Company’s officers are elected by the board of directors at the first meeting after each annual meeting of the Company’s shareholders and hold office until their successors are duly elected and qualified under the Company’s bylaws.

The directors named above will serve until the next annual meeting of the Company’s stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement.  There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer. The directors of the Company devote part-time to the business affairs and the officers devote full-time to the business.

Biographical Information

Donald Gillispie, President, Chief Executive Officer, Chief Operating Officer and Chairman

A past nuclear utility senior executive and current Chairman, Mr. Gillispie has served as President and Chief Executive Officer of the Company since inception.  Mr. Gillispie has been the owner of Grace Glens Consulting since 2002, a technical management consulting company, which advises senior utility executives on managing commercial nuclear power companies, and other non-nuclear organizations.  Mr. Gillispie helped start up a technical  management consulting business,  INPO, in Atlanta, Georgia and a nuclear operating  company,  NMC, in Hudson, Wisconsin, which operated six nuclear power plants, with approximately 5,000 employees.  Mr. Gillispie served as a director for Boston Edison. Mr. Gillispie has a Bachelor  of Science in  Electrical Engineering from Clemson University.  He completed the Senior Executive Program at the Massachusetts Institute of Technology.  In addition, Mr. Gillispie completed the Navy Nuclear program.

Greg Kane, Vice President and Director

A past nuclear plant manager, Mr. Kane has served as Vice President and Board member of the Company since September 2006.  Mr. Kane is the President of Eagle “I” Nuclear Assistance, a consulting firm that has provided management consulting to over 25 nuclear programs.  Mr. Kane has held that position since 1998.  Mr. Kane was previously the General Manager at Virginia Power’s twin unit PWR North Anna Nuclear Plant, where he was responsible for safe operation and budgeting of the station in the all aspects of operations. Mr. Kane has completed the Navy Nuclear Program.

John Franz, Vice President and Director

John Franz, a past Vice President of Duane Arnold, a nuclear facility, has served on the board of the Company since February 2007.  Since leaving the nuclear facility, he has worked as a consultant for 12 nuclear power plants and 2 consulting firms.  Mr. Franz has 36 years of experience in the licensing, development, operation and management of nuclear power plants.  Mr. Franz received his Bachelor of Science degree in Mechanical Engineering from Drexel University.

Rick J. Bucci, Chief Financial Officer

Mr. Bucci, a certified public Accountant, has served as Chief Financial Officer of the Company since September 2007.  Mr. Bucci has 21 years of experience in the field of accounting and tax in various industries such as hospitality, construction, real estate development and banking.  Additionally, he served as CFO of two corporations, Veterans Outreach Center and Finger Lakes Family Care, Inc. His experience includes tax planning and preparation, audit services, financial statement preparation and presentation, bank financing and various consulting engagements.  Mr. Bucci currently owns and operates a Certified Public Accounting firm, Rick J. Bucci, CPA, which is licensed to practice public accounting in New York State and has over 350 clients.  He attended the State University of New York at Geneseo (1984 through 1988).

Jennifer Ransom, Senior Vice President of Administration and Corporate Secretary

Ms. Ransom became Vice President of Administration and Corporate Secretary in May 2008. Ms. Ransom is responsible for all administration, human resources and accounting, and restricted stock sales.  Ms. Ransom has 15 years of experience in insurance, management and related fields. She is the founder and owner of Ransom Insurance.  Prior to starting Ransom Insurance, she worked as regional sales executive and a senior underwriter for Amica Insurance.  Ms. Ransom received a B.A. degree in Business Management in 1998 from Glendale University.

Leon Eliason, Director

A past President of two nuclear utility business units, NSP and PSE&G, and former Chairman of the Company, Mr.Eliason has served on the Board of the Company since September 2006. Mr. Eliason is a professional in the utilities field, with 33 years of experience in operations, maintenance, engineering, and management of Nuclear, Fossil, Solar, and Hydro Power Plants.  He served as President of the Nuclear Business Unit and Chief Nuclear Officer for Public Service Electric and Gas, Newark New  Jersey, where he was responsible for all operational and support activities including fuel, technical support, business planning, and financial support for two generating stations.  Mr. Eliason has a Bachelor of Science degree in Mechanical Engineering from the South Dakota School of Mines and Technology.

Kenneth A. Strahm, Sr., Director

Mr. Strahm, a past president of the nuclear industry watchdog organization INPO, has served on the Board of the Company since September 2006.  Mr. Strahm was employed by the Institute of Nuclear Power Operations (INPO) in Atlanta, Georgia, where he served as the Director of the National  Academy for Nuclear  Training and later as President of the Institute.  Mr. Strahm attended the Naval Academy where he received a BS in Marine Engineering. He also attended the Naval Post Graduate School and obtained an MBA.

Ralph Beedle, Director

Mr. Beedle, a past Senior Vice President of the Nuclear Energy Institute, has served on the Board of the Company since inception.  Mr. Beedle was the Senior Vice President and Chief Nuclear Officer of the Nuclear Energy Institute, where (in addition to his operational management duties) he interacted regularly with the U. S. Nuclear Regulatory Commission and other federal agencies, as well as members of Congress.  Mr. Beedle attended the US Naval Academy and obtained a BS in Marine Engineering.

Mike Sellman, Director

Mr. Sellman has served on the Board of the Company since May 28, 2009.  Mr. Sellman began his career designing reactor cores for Admiral Rickover’s Nuclear Navy and then moved to commercial nuclear power.  He progressed from plant manager at Prairie Island Nuclear Plant to General Manager or Site VP at ANO, River Bend and Waterford Nuclear Stations, President of Maine Yankee Power the Company, Chief Nuclear Officer of Wisconsin Electric the Company and  finally President and CEO of the Nuclear Management, which operated eight nuclear stations in the mid-west.  He has served on the boards of all of the nuclear industries key organizations; Institute of Nuclear Power Operations, Nuclear Energy Institute and American Nuclear Society among others.  He also consults internationally and to Idaho National Laboratory.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers and employees. The Code of Ethics is filed as an exhibit to this Form 10-K.  The Company will provide to any person without charge, upon request to the Company at its office, a copy of the Code of Ethics. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors.  Any such waivers will be promptly disclosed to our shareholders.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires a reporting company’s executive officers, directors and persons who own more than 10% of a registered class of the company’s equity securities (“Reporting Person”) to report ownership and changes in ownership with the SEC on Form 3, 4 and 5.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2009, and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2009, the Company has determined that the following Reporting Persons have failed to comply with the Section 16(a) of the Exchange Act on a timely basis.

Donald Gillipsie, president, Chief Executive Officer, Chief Operating Officer and Chairman of the Company, did not file a Form 5 on the timely-basis, with respect to the common shares awarded to him as compensation, and shares distributed to his ex-spouse from a jointly owned account, in the fiscal year ended December 31, 2009.

Gregory E. Kane, Vice President and Director of the Company, did not file a form 5 on a timely-basis, with respect to the common shares awarded to him in the fiscal year ended December 31, 2009.

John Franz, Vice President and Director of the Company, did not file a form 5 on a timely-basis, with respect to the common shares awarded to him in the fiscal year ended December 31, 2009.

Rick J. Bucci, Vice President and Chief Financial Officer of the company, did not file a form 5 on a timely-basis, with respect to the common shares awarded to him as compensation in the fiscal year ended December 31, 2009.

Jennifer Ransom, Senior Vice President and Secretary, did not file a form 5 on a timely-basis, with respect to the common shares awarded to him as compensation in the fiscal year ended December 31, 2009.

Leon Eliason, Director of the Company, did not file a form 5 on a timely-basis, with respect to the common shares awarded to him as compensation in the fiscal year ended December 31, 2009.

Kenneth A. Strahm Sr., Director of the Company, did not file a form 5 on a timely-basis, with respect to the common shares awarded to him as compensation in the fiscal year ended December 31, 2009.

Ralph Beedle, Director of the Company, did not file a form 5 on a timely-basis, with respect to the common shares awarded to him as compensation in the fiscal year ended December 31, 2009.

Mike Sellman, Director of the company, did not file a form 3 when he initially became a Reporting Person of the Company.

Committees of the Board of Directors

The Company is managed under the direction of its board of directors.

Executive Committee

Members of the Company’s Executive Committee are Donald Gillispie (Co-Chairman), Leon Eliason (Co-Chairman), Kenneth A. Strahm, Sr. and Ralph Beedle.

Audit Committee

The Company formed an audit committee in March 2007.  Members of the Audit Committee are Ralph Beedle (Chairman),  Gregory E. Kane and John Franz.  The audit committee is comprised solely of directors who are independent and financially literate, as required by the Securities Exchange Act of 1934.  At least one member of  the committee has accounting or related financial management expertise.

Previous “Blank Check” or “Shell” Involvement

Management of the Company has not been involved in prior private “blank-check” or “shell” companies.

Conflicts of Interest – General

Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions.  In addition, officers and directors of the Company may in the future participate in business ventures, which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company’s officers or directors are involved in the management of any firm with which the Company transacts business. The Company’s Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In  addition, if the Company and other companies with which the Company’s officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997.

The Company’s officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a  substantial  premium over the initial cost of such shares may be paid by the purchaser in conjunction  with any sale of shares by the Company’s officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition  transaction.  The fact that a substantial  premium may be paid to the Company’s  officers and directors to acquire their shares  creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders.  Even though such a sale could result in a substantial profit to them, they  would be legally required to make the decision  based upon the best  interests of the Company and the Company’s other shareholders, rather than their own personal pecuniary benefit.

Item 11. Executive Compensation

The following table sets forth the compensation (including salary, bonus, and certain other compensation) paid to the officers during the fiscal years ended December 31, 2009 and 2008.

Summary Executives Compensation Table

	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensa-tion ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Donald Gillispie, President CEO, COO and Director	2009	$0	$0	$500,000	$0	$0	$0	$133,000	$633,000
	2008	$0	$0	$750,000	$0	$0	$0	$120,000	$870,000

Rick J. Bucci, Vice President and Chief Financial Officer	2009	$0	$0	$100,000	$0	$0	$0	$0	$100,000
	2008	$0	$0	$350,000	$0	$0	$0	$0	$350,000

Jennifer Ransom, Senior Vice President and Secretary	2009	$0	$0	$150,000	$0	$0	$0	$130,000	$280,000
	2008	$0	$0	$575,000	$0	$0	$0	$60,000	$635,000

(1)
During the year ended December 31, 2008, Mr.Gillispie received 7,500,000 shares of common stock valued at $0.10 per share as compensation for his services; and $120,000 of other compensation consisted of expense allotment for travel, auto, Idaho living expenses, entertainment.  During the year ended December 31, 2009, Mr.Gillispie received 10,000,000 shares of common stock valued at $0.05 per share as compensation for his services; and $133,000 of other  compensation  consisted of expense allotment for travel, auto, Idaho living expenses, entertainment.

(2)
During the year ended December 31, 2008, Mr. Bucci received 3,500,000 shares of common stock valued at $0.10 per share as compensation for his services.  During the year ended December 31, 2009, Mr. Bucci received 2,000,000 shares of common stock valued at $0.05 per share as compensation for his services.

(3)
During the year ended December 31, 2008, Ms. Ransom received 5,750,000 shares of common stock valued at $0.10 per share as compensation for her services; and $60,000 of other compensation consisted of expense allotment, travel, auto and entertainment.  During the year ended December 31, 2009, Ms. Ransom received 3,000,000 shares of common stock valued at $0.05 per share as compensation for her services; and $130,000 of other compensation consisted of expense allotment, travel, auto and entertainment.

Option/SAR Grants in the Last Fiscal Year

The Company does not have a stock option plan as of the date of this annual report.  There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2009, 2008 and 2007.

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

None of the Company’s officers, directors, advisors, or key employees is currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future.  There are presently no personal benefits available for directors, officers, or employees of the Company.

Compensation Committee Interlocks and Insider Participation

The Company’s board of directors acts in its entirety as the compensation committee for the Company.  Mr. Gillispie is the Chief Executive Officer and Chairman of the Company.

Director Compensation

The Company does not pay any directors fees for meeting attendance.  An Audit Committee has been established; however no compensation has been paid for this function to date.

The following table sets forth certain information concerning compensation paid to the Company’s directors during the year ended December 31, 2009:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
John Franz	$0	$47,500	$0	$0	$0	$0	$47,500
Kenneth Strahm	$0	$25,000	$0	$0	$0	$0	$25,000
Ralph Beedle	$0	$25,000	$0	$0	$0	$0	$25,000
Gregory Kane	$0	$25,000	$0	$0	$0	$0	$25,000
Leon Eliason	$0	$25,000	$0	$0	$0	$0	$25,000
Mike Sellman	$0	$25,000	$0	$0	$0	$0	$25,000

(1)	During the year ended December 31, 2009, the above directors received shares of the Company’s common stock valued at $0.05 per share for their services as directors.

Limitation on Liability and Indemnification

The Company is a Nevada corporation.  The Nevada Revised Statutes (NRS) provides that the articles of incorporation of a Nevada corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. The Company’s articles of incorporation contain a provision eliminating the personal liability of directors to the Company or the Company shareholders for monetary damages to the fullest extent provided by the NRS.

The NRS provides that a Nevada corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a “Proceeding”), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation’s articles of incorporation. The Company’s articles of incorporation do not contain any such limitation.

The NRS provides that a Nevada corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person’s conduct was in the corporation’s best interests and, in all other cases, his or her conduct was at least not opposed to the corporation’s best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful.  The Company’s articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

The NRS, unless otherwise provided in the articles of incorporation, a Nevada corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by its bylaws, general or specific action of its board of directors or shareholders, or contract.  The Company’s articles of incorporation provide for indemnification of directors, officers, employees, fiduciaries and agents of the Company to the full extent permitted by Nevada law.

The Company’s articles of incorporation also provide that the Company may purchase and maintain insurance on behalf of any person who is or was a director or officer of the Company or who is or was serving at the request of the Company as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not the Company would have the power to indemnify him or her against such liability.

Equity Compensation Plan Information

The Company has not established an equity compensation plan or Incentive Stock Option Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of the Company outstanding common stock by:

•	each person who is known by the Company to be the beneficial owner of 5% or more of the Company’s common stock;
•	The Company’s chief executive officer, its other executive officers, and each director as identified in the “Management Executive Compensation” section; and
•	all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company’s common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of the Company’s common stock that the Company believes was beneficially owned by each person or entity as of March 31, 2010.

Name and Address of Beneficial Owner(1)	Number of Common Stock Beneficially Owned(2)	Percent of Class Beneficially Owned
Donald Gillispie, President, CEO, COO and Director	39,600,000	15.70%
Gregory E. Kane, Vice President and Director	2,500,000	1.00%
John Franz, Vice President and Director	3,080,000	1.22%
Rick J. Bucci, Vice President and Chief Financial Officer(3)	13,004,726	5.15%
Jennifer Ransom, Senior Vice President and Secretary	17,000,000	6.74%
Leon Eliason, Director	2,500,000	1.00%
Kenneth A. Strahm, Sr., Director	2,500,000	1.00%
Ralph Beedle, Director	2,500,000	1.00%
Mike Sellman	1,500,000	0.60%
All directors and executive officers as a group (9 persons)	84,184,726	33.36%

(1)	Except as noted above the business address for all listed individuals or entities is 911 E. Winding Creek Dr., Suite 150, Eagle, ID 83616.
(2)	On March 31, 2010, the Company had 247,638,326 shares of its common stock available for issuance and 252,361,674 shares outstanding.
(3)	13,000,000 Shares held directly; 4,726 held indirectly through spouse.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities.  That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security.  Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within 60 days, including through the exercise of any option, warrant or conversion of a security.  Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person.  Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.  Included in this table are only those derivative securities with exercise prices that the Company believes have a reasonable likelihood of being “in the money” within the next 60 days.

Item 13. Certain Relationships and Related Transactions

Not Applicable.

Item 14. Principal Accounting Fees and Services

EFP Rotenberg, LLP is the Company’s principal auditing accountant firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining Rotenberg’s independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2009 by EFP Rotenberg, LLP and December 31, 2008 by Rotenberg, CPA’s, respectively.

	Year Ended December 31,
	2009	2008
Audit Fees	$24,300	$26,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$$24,300	$26,000

All audit work was performed by the auditors’ full-time employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following is a complete list of exhibits filed as part of this Form 10K.  Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)  Audited financial statements for years ended December 31, 2009 and 2008, and the period from inception up to December 31, 2009, attached hereto from F-1 to F-12.

(b)

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of CorpTran Support, Inc. - 7/31/01 (1)
3.2	Certificate of Amendment - CorpTran Support, Inc. - 10/13/04(Stock amount changed to 75,000,000 @ $.001) (1)
3.3	Certificate of Amendment - Name change to dRx, Inc. - 12/15/04 (1)
3.4	Certificate of Amendment - Name change to Nussentials Holding, Inc. - 6/24/05 (1)
3.5	Certificate of Amendment - Name change to Alternate Energy Holdings, Inc. - 9/13/06 (1)
3.6	Certificate of Amendment - Alternate Energy Holdings, Inc. - 8/19/08 (Stock amount changed to 150,000,000 @ $.001) (1)
3.7	Bylaws of CorpTran Support, Inc. (1)

10.1	Land Purchase Agreement (1)
10.2	Construction Loan Letter (1)
10.3	Agreement to cooperate in the development of Joint Venture Agreement with the Nuclear Power Institute of China. -12/12/09 (2)
14.1	Code of Ethics
16	Changes in Registrant's Certifying Accountant – 10/01/09 (3)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)
Incorporated by reference from the exhibits  included in the Company’s Form 10-12(g) filed  with the  Securities  and  Exchange  Commission  (www.sec.gov),  dated October 1, 2008.  A copy can be provided by mail,  free of charge,  by sending a written request to Alternate  Energy  Holdings,  Inc., 911 E. Winding Creek Dr., Suite 150, Eagle, ID 83616.

(2)
Incorporated by reference from the exhibits  included in the Company’s Form 8-K filed  with the  Securities  and  Exchange  Commission  (www.sec.gov),  dated December 17, 2009. A copy can be provided by mail,  free of charge,  by sending a written request to Alternate  Energy  Holdings,  Inc., 911 E. Winding Creek Dr., Suite 150, Eagle, ID 83616.

(3)
Incorporated by reference from the exhibits  included in the Company’s Form 8-K filed  with the  Securities  and  Exchange  Commission  (www.sec.gov),  dated October 10, 2009. A copy can be provided by mail,  free of charge,  by sending a written request to Alternate  Energy  Holdings,  Inc., 911 E. Winding Creek Dr., Suite 150, Eagle, ID 83616.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alternate Energy Holdings, Inc.

By:	/s/ Donald L. Gillispie	Dated: March 31, 2010
Donald L. Gillispie
President, Chief Executive Officer and Director
(principal executive officer)

By:	/s/ Rick J. Bucci	Dated: March 31, 2010
Rick J. Bucci
Vice-President and Chief Financial Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the  registrant and in the capacities and on the dates indicated.

/s/ Donald L. Gillispie	Dated: March 31, 2010
Donald L. Gillispie, President, CEO, COO and Director

/s/ Gregory E. Kane	Dated: March 31, 2010
Gregory E. Kane, Vice President and Director

/s/ John Franz	Dated: March 31, 2010
John Franz, Vice President and Director

/s/ Leon Eliason	Dated: March 31, 2010
Leon Eliason, Director

/s/ Kenneth A. Strahm, Sr.	Dated: March 31, 2010
Kenneth A. Strahm, Sr., Director

/s/ Ralph Beedle	Dated: March 31, 2010
Ralph Beedle, Director

/s/ Mike Sellman	Dated: March 31, 2010
Mike Sellman, Director

Alternate Energy Holdings, Inc.

Index to Consolidated Financial Statements

—INDEX—

Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets
December 31, 2009 and 2008	F-3

Income Statements
Years ended December 31, 2009 and 2008, and the period from inception (August 29, 2005) through December 31, 2009	F-4

Statements of Changes in Stockholders’ Equity
The period from inception (August 29, 2005) through December 31, 2009	F-5 – F-6

Statements of Cash Flows
Years ended December 31, 2009 and 2008, and the period from inception (August 29, 2005) through December 31, 2009	F-7

Notes to Consolidated Financial Statements	F-8 – F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alternate Energy Holdings, Inc
  (a development stage company)

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP, we have audited the accompanying consolidated balance sheets of Alternate Energy Holdings, Inc (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of income, change in stockholders’ equity, and cash flows for each of the years in the  two-year period ended December 31, 2009 and for the period from inception (August 29, 2005) through December 31, 2009. Alternate Energy Holdings, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternate Energy Holdings, Inc as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the  two-year period ended December 31, 2009 and for the period from Inception (August 29, 2005) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

EFP Rotenberg, LLP
Rochester, New York
March 31, 2010

Balance Sheet

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,  2009 AND 2008

	2009	2008

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$597,577	$112,519
Deposit	100,000	55,000
Prepaid Expenses	11,220	26,417

Total Current Assets	708,797	193,936

OTHER ASSET
Security Deposit	3,000	3,000

TOTAL ASSETS	$711,797	$196,936

LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY
Accounts Payable	$5,472	$32,259

Total Current Liability	5,472	32,259

STOCKHOLDERS' EQUITY:
Common Stock, par value $.001, 150,000,000 shares authorized; 136,150,108 issued and 135,750,108 outstanding and 78,187,040 issued and 77,787,040 outstanding, respectively	136,150	78,187
Additional Paid in Capital	11,677,947	8,816,694
Treasury Stock (400,000 shares at cost)	(20,000)	(20,000)
Deficit Accumulated During Development Stage	(11,087,772)	(8,710,204)

Total Stockholders' Equity	706,325	164,677

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY	$711,797	$196,936

The accompanying notes are an integral part of these consolidated financial statements.

Income Statements

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2009

	Year Ended	Year Ended	Inception to
	December 31	December 31	December 31
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES:
General and Administrative Expenses	2,383,241	3,832,452	12,123,553

NET LOSS FROM OPERATIONS	(2,383,241)	(3,832,452)	(12,123,553)

OTHER INCOME (EXPENSE)
Interest Income	194	11,856	32,187
Miscellaneous Income	5,479	-	5,479
Gain on Sales of Investments	-	-	1,627
Interest Expense	-	(5)	(3,512)
Total Other Income	5,673	11,851	35,781

LOSS BEFORE NON-CONTROLLING INTEREST IN VARIABLE INTEREST ENTITY	(2,377,568)	(3,820,601)	(12,087,772)

Non-Controlling Interest in Variable Interest Entity	-	-	1,000,000

Net Loss	$(2,377,568)	$(3,820,601)	$(11,087,772)

BASIC AND DILUTED
NET LOSS PER COMMON STOCK	$(0.02)	$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING	101,977,926	65,568,159

The accompanying notes are an integral part of these consolidated financial statements.

Statements of Changes in Stockholders’ Equity

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2009

		Number of		Additional
	Price per	Common	Common	Paid in	Treasury	Net
	Share	Shares Issued	Stock	Capital	Stock	Loss	Total
Founder Shares issued August 29, 2005	0.00	14,800,000	$14,800	$(14,800)	$-	$-	$-
Issuance of Common Stock for Services
October	0.05	3,249,999	3,250	54,250	-	-	57,500
Amortization of common stock for services
October		-	-	8,750	-	-	8,750
November		-	-	8,750	-	-	8,750
December		-	-	8,750	-	-	8,750
Issuance of Common Stock for Payables:
September	0.04	600,000	600	24,400	-	-	25,000
November	0.05	300,000	300	14,700	-	-	15,000
Net Loss		-	-	-	-	(100,692)	(100,692)
Balances, December 31, 2005		18,949,999	18,950	104,800	-	(100,692)	23,058
Nussential Holdings Inc. shareholders prior to merger	0.00	4,252,088	4,252	(4,252)	-	-	-
Issuance of Common Stock for Services
September	1.01	1,149,999	1,150	1,157,599	-	-	1,158,749
November	0.90	100,000	100	89,900	-	-	90,000
Amortization of common stock for services
January		-	-	8,750	-	-	8,750
February		-	-	8,750	-	-	8,750
March		-	-	8,750	-	-	8,750
April		-	-	8,750	-	-	8,750
May		-	-	8,750	-	-	8,750
June		-	-	8,750	-	-	8,750
July		-	-	8,750	-	-	8,750
August		-	-	8,750	-	-	8,750
Issuance of Common Stock for Cash
March	0.05	1,000,000	1,000	49,000	-	-	50,000
May	0.05	400,000	400	19,600	-	-	20,000
June	0.05	100,000	100	4,900	-	-	5,000
October	0.65	273,000	273	176,227	-	-	176,500
November	0.33	116,000	116	38,550	-	-	38,666
December	0.42	75,000	75	31,758	-	-	31,833
Purchase of Treasury Stock		-	-	-	(20,000)	-	(20,000)
Net Loss		-	-	-	-	(1,394,711)	(1,394,711)
Balances, December 31, 2006		26,416,086	26,416	1,738,082	(20,000)	(1,495,403)	249,095
Issuance of Common Stock for Services
February	0.50	920,000	920	459,080	-	-	460,000
March	0.50	300,000	300	149,700	-	-	150,000
April	0.25	100,000	100	24,900	-	-	25,000
June	0.25	550,000	550	136,950	-	-	137,500
August	0.40	531,552	532	212,089	-	-	212,621
September	0.11	4,583,200	4,583	478,697	-	-	483,280
October	0.40	366,400	366	146,194	-	-	146,560
November	0.15	457,000	457	65,943	-	-	66,400
December	0.10	57,500	58	5,692	-	-	5,750
Issuance of Common Stock for Cash
January	0.53	23,000	23	12,227	-	-	12,250
February	0.50	55,000	55	27,445	-	-	27,500
March	0.50	10,000	10	4,990	-	-	5,000
April	0.40	25,000	25	9,975	-	-	10,000
May	0.25	206,000	206	51,294	-	-	51,500
June	0.24	180,000	180	42,820	-	-	43,000
July	0.25	2,591,000	2,591	645,159	-	-	647,750
August	0.25	2,521,036	2,521	626,238	-	-	628,759
September	0.25	64,000	64	15,936	-	-	16,000
October	0.25	20,000	20	4,980	-	-	5,000
November	0.20	287,500	287	57,213	-	-	57,500
December	0.10	2,451,000	2,451	242,649	-	-	245,100
Net Loss		-	-	-	-	(3,394,200)	(3,394,200)
Balances, December 31, 2007		42,715,274	$42,715	$5,158,253	$(20,000)	$(4,889,603)	$291,365

The accompanying notes are an integral part of these consolidated financial statements.

Statements of Changes in Stockholders’ Equity (continued)

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2009

		Number of		Additional
	Price per	Common	Common	Paid in	Treasury	Net
	Share	Shares Issued	Stock	Capital	Stock	Loss	Total
Issuance of Common Stock for Services
January	0.10	1,312,250	1,312	129,913	-	-	131,225
February	0.10	70,000	70	6,930	-	-	7,000
March	0.10	183,250	183	18,142	-	-	18,325
April	0.10	20,000	20	1,980	-	-	2,000
May	0.10	14,556,875	14,557	1,441,131	-	-	1,455,688
June	0.10	4,365,342	4,365	432,169	-	-	436,534
July	0.20	798,625	798	158,927	-	-	159,725
August	0.20	71,500	72	14,228	-	-	14,300
September	0.20	25,430	25	5,061	-	-	5,086
October	0.20	207,147	207	41,222	-	-	41,429
November	0.20	10,853	11	2,160			2,171
December	0.10	3,140,777	3,141	310,934			314,075
Issuance of Common Stock for Cash							-
January	0.10	7,720,000	7,720	764,280	-	-	772,000
February	0.10	1,120,750	1,121	110,954	-	-	112,075
March	0.10	225,000	225	22,275	-	-	22,500
April	0.10	250,000	250	24,750	-	-	25,000
May	0.10	50,000	50	4,950	-	-	5,000
June	0.10	576,000	576	57,024	-	-	57,600
July	0.10	307,301	308	31,072	-	-	31,380
August	0.15	182,000	182	28,018	-	-	28,200
September	0.20	153,666	154	39,946	-	-	40,100
December	0.10	125,000	125	12,375	-	-	12,500
Net Loss		-	-	-	-	(3,820,601)	(3,820,601)
Balances, December 31, 2008		78,187,040	78,187	8,816,694	(20,000)	(8,710,204)	164,677

Issuance of Common Stock for Services
January	0.10	395,290	395	39,134	-	-	39,529
March	0.05	138,065	138	6,765	-	-	6,903
April	0.05	18,425,000	18,425	902,825	-	-	921,250
May	0.05	945,400	945	46,325	-	-	47,270
June	0.05	718,500	719	35,206	-	-	35,925
July	0.05	755,000	755	36,995	-	-	37,750
August	0.05	1,567,957	1,568	76,830	-	-	78,398
September	0.05	1,431,340	1,431	70,136	-	-	71,567
October	0.05	50,000	50	2,450	-	-	2,500
November	0.05	441,580	442	21,637	-	-	22,079
December	0.05	3,914,400	3,915	191,805	-	-	195,720
Issuance of Common Stock for Contract Option Fee
December	0.05	500,000	500	24,500	-	-	25,000
Issuance of Common Stock for Cash
January	0.10	25,000	25	2,475	-	-	2,500
February	0.05	800,000	800	39,200	-	-	40,000
March	0.05	330,600	330	16,200	-	-	16,530
April	0.05	1,745,000	1,745	85,505	-	-	87,250
May	0.05	700,000	700	34,300	-	-	35,000
June	0.05	4,345,000	4,345	212,905	-	-	217,250
August	0.05	440,000	440	21,560	-	-	22,000
September	0.05	2,470,000	2,470	121,030	-	-	123,500
October	0.05	3,509,000	3,509	171,941	-	-	175,450
November	0.05	5,338,700	5,339	261,596	-	-	266,935
December	0.05	8,977,236	8,977	439,933	-	-	448,910
Net Loss		-	-	-	-	(2,377,568)	(2,377,568)
Balances, December 31, 2009		136,150,108	136,150	11,677,947	(20,000)	(11,087,772)	706,325

The accompanying notes are an integral part of these consolidated financial statements.

Statement of Cash Flow

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2009

	Year Ended	Year Ended	Inception to
	December 31	December 31	December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,377,568)	$(3,820,601)	$(11,087,772)
Adjustments to reconcile Net Loss to Net Cash Used by Operating Activities -
Common Stock Issued for Services	1,433,891	2,587,558	7,151,059
Common Stock Issued for Contract Option Fee	25,000	0	25,000
Loss from Variable Interest Entity	-	-	(1,000,000)
Change in operating Assets and Liabilities -
Deposits	(45,000)	-	(100,000)
Prepaid Expenses	15,197	(26,417)	(11,220)
Security Deposits	-	(3,000)	(3,000)
Accounts Payable	(26,787)	(807)	5,472
Total Adjustments	1,402,301	2,557,334	6,067,311
Net Cash Used by Operating Activities	(975,267)	(1,263,267)	(5,020,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of Cash for Common Stock	1,460,325	1,106,355	4,638,038
Cash Received from Non-Controlling Members	-	-	1,000,000
Purchase of Treasury Stock	-	-	(20,000)
Due to Officer	-	-	-
Net Cash Provided by Financing Activities	1,460,325	1,106,355	5,618,038

NET INCREASE (DECREASE) IN CASH	485,058	(156,912)	597,577

CASH - BEGINNING	112,519	269,431	-

CASH - ENDING	$597,577	$112,519	$597,577

Supplemental Disclosures:
Cash paid for Income Taxes	$-	$-	$-
Cash paid for Interest	$-	$-	$3,512

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Alternate Energy Holdings, Inc., (and its subsidiaries Idaho Energy Complex Corporation, International Reactors, Inc. and Reactor Development, LLC) formerly Nussentials Holdings Inc., is a development stage enterprise focused on the purchase, optimization and construction of green energy sources – primary nuclear power plants.

Sunbelt Energy Resources Inc. was formed on August 29, 2005 to operate in the alternate energy industry and has limited operational activity.  In September 2006, Sunbelt acquired Nussential Holdings, Inc. by exchanging 17,900,000 shares of Sunbelt which represented 100% for 21,399,998 shares of common stock of Nussential Holdings Inc.  As a result of the acquisition, the shareholders of Sunbelt owned a majority of the voting stock of Nussentials Holdings, Inc. which changed its name to Alternate Energy Holdings, Inc.  The merger has been accounted for as a reverse merger whereby Alternate Energy Holdings, Inc. is the accounting acquirer resulting in a recapitalization of Alternate Energy Holdings, Inc.’s equity.  In connection with and simultaneous to the reverse merger, Nussentials Corporation, a wholly owned subsidiary of Nussentials Holdings Inc. was transferred to Nussential Holdings, Inc. majority shareholder through issuance of 4,252,088 shares of common stock.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and the and disclosures of contingent assets and liabilities.   Accordingly, actual results could differ from those estimates.

ALTERNATE ENERGY HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures up to $250,000 balances at December 31, 2009 and 2008.   The uninsured balances at December 31, 2009 and 2008 were $347,577 and $ -0-, respectively.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC 260-10 (Prior authoritative literature FAS 128 “Earning per Share”), and are calculated on the basis of the weighted average number of common shares outstanding during the year.  They include the dilutive effect of common stock equivalents in years with net income.  Basic and diluted net loss per share is the same due to the absence of common stock equivalents.

Stock Based Compensation

Alternate Energy Holdings, Inc.’s non-employees, share-based expense is recorded in accordance with FASB ASC 505-50 (Prior authoritative with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”)  Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through December 31, 2009.

For the year ended December 31, 2009 and 2008, 18,450,000 and 17,050,000 shares of restricted stock were issued for officer/board services, respectively.

ALTERNATE ENERGY HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Pronouncements

Alternate Energy Holdings, Inc. does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations, or cash flow.

NOTE 2 - INCOME TAXES

Alternate Energy Holdings, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  Alternate Energy Holdings, Inc. incurred net losses in the year ending December 31, 2009 and 2008 and therefore, has no tax liability.  The deferred tax asset generated by the carry-forward is approximately $ 6,066,678 at December 31, 2009 and will expire in 2029.

Components of deferred tax assets at December 31, 2009 are as follows:

Deferred tax asset – net operating loss
Carry-forwards	$6,066,678
Valuation Allowance	(6,066,678)
Net deferred tax asset	$-0-

The Company has adopted ASC 740-10 “Income Taxes”, (Prior Authoritative Literature: FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes on January 1, 2008”). As a result of the assessment the Company has recognized no material tax adjustments to the unrecognized tax benefits.  At the adoption date of January 1, 2008 and as of December 31, 2009, the Company has no unrecognized tax benefits.  By statue, tax years ending December 31, 2009 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate for the fiscal year ended on December 31, 2009 and 2008 is as follows:

	2009	2008
Federal Income Tax Rate	34%	34%
State Income Tax Rate	0%	0%
Increase in Valuation Allowance	(34%)	(34%)
Effective Tax Rate	0%	0%

NOTE 3 - COMMON STOCK

During 2006, Alternate Energy Holdings, Inc.
-	Issued 4,252,088 shares of common stock to the Nussential Holdings shareholders in the reverse merger – See Note 1 for the details.
-	Issued 1,249,999 shares of common stock valued at $ 1,318,749 for services.
-	Issued 1,964,000 shares of common stock for cash received in the amount of $ 321,999.
-	Purchase 400,000 shares of treasury stock for cash in the amount of $ 20,000.
During 2007, Alternate Energy Holdings, Inc.
-	Issued 7,865,652 shares of common stock valued at $ 1,687,111 for services.
-	Issued 8,433,536 shares of common stock for cash received in the amount of $ 1,749,359.
During 2008, Alternate Energy Holdings, Inc.
-	Issued 24,762,049 shares of common stock valued at $ 2,587,558 for services.
-	Issued 10,709,717 shares of common stock for cash received in the amount of
      $ 1,106,355.

ALTERNATE ENERGY HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK - continued

During 2009, Alternate Energy Holdings, Inc.
-	Issued 28,282,532 shares of common stock valued at $ 1,433,891 for services.
-	Issued 500,000 shares of common stock valued at $25,000 for a contract option fee.
-	Issued 29,180,536 shares of common stock for cash received in the amount of $1,460,325.

NOTE 4 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a one-year lease and on a month-to-month basis under another lease. The one year lease is dated June 9, 2009 and expires August 2010. Rent expense for the years ending December 31, 2009 and 2008 was $ 51,595 and $ 39,624, respectively.  The following is a schedule of future minimum payments under the operating lease for the year ended December 31, 2009:

For the year Ended
December 31, 2010	$9,760

Alternate Energy Holdings, Inc. has entered into contract dated December 11, 2009 to purchase land in Idaho. This option holds the contract open until December 18, 2010.

NOTE 5 - GOING CONCERN

Alternate Energy Holdings, Inc’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $11,087,772 at December 31, 2009.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 6 - VARIABLE INTEREST ENTITY

FASB ASC 810 (Prior authoritative literature FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”) requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Reactor Development, LLC was formed for the purpose of developing and managing an energy complex. Alternate Energy Holdings, Inc. invested $1,000,000 which represents approximately 50% of Reactor Development LLC’s capital structure as of December 31, 2007.  Furthermore, the daily operating decisions of Reactor Development, LLC are made by the members of Alternate Energy Holdings, Inc.’s management.  Under FASB ASC 810 (Prior authoritative literature FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”) Reactor Development, LLC is deemed a variable Interest Entity to Alternate Energy Holding, Inc. and as such Reactor Development, LLC’s financial information has been consolidated with Alternate Energy Holdings, Inc.

ALTERNATE ENERGY HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - VARIABLE INTEREST ENTITY – continued

The consolidated financial statements includes the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under “Non-Controlling Interest in Variable Interest Entity” in the accompanying consolidated income statement.  Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at December 31, 2009 and December 31, 2008, respectively.

NOTE 7 - DEPOSIT

Deposit represents monies held in escrow for a potential joint venture project that will develop and manufacture a hybrid engine in China.

NOTE 8 - SUBSEQUENT EVENTS

January 1, 2010 through March 26, 2010, the total number of stock authorized that may by issued by the corporation was increased to 500,000,000 shares of common stock and 91,820,040 shares of additional stock were issued for cash and services during that period. The Deposit held in escrow was converted to a note receivable in January 2010. The note receivable states that interest will accrue at a rate of 5% on the $100,000 and is due in July 2010. The note is secured by 1,000,000 shares of Moller International, Inc common stock.