Form 10-Q
period 2010-03-31
ALTERNATE ENERGY HOLDINGS, INC.
filed 2010-05-17
CIK 1421874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-53451

ALTERNATE ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-5689191
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization)

911 E. Winding Creek Dr., Suite 150,
Eagle, Idaho 83616
(Address of principal executive offices, Zip Code)

208-939-9311
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]             No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]                 No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]             No [ X ]

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	257,613,474

Transitional Small Business Disclosure Format (check one):

Yes [   ]             No [ X ]

ITEM 1.     FINANCIAL STATEMENTS

ALTERNATE ENERGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 (Unaudited) AND DECEMBER 31, 2009

ASSETS	March 31,
	2010	December 31,
	Unaudited	2009
CURRENT ASSETS:
Cash and Cash Equivalents	$3,502,905	$597,577
Deposit	100,000	100,000
Prepaid Expenses	11,220	11,220

Total Current Assets	3,614,125	708,797

PROPERTY AND EQUIPMENT	22,097	-

OTHER ASSETS:
Asset Held for Sale	297,365	-
Security Deposit	3,000	3,000
Total Other Assets	300,365	3,000

TOTAL ASSETS	$3,936,587	$711,797

LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY
Accounts Payable	$48,240	$5,472

Total Current Liability	48,240	5,472

NON-CONTROLLING INTEREST	-	-

STOCKHOLDERS' EQUITY:
Common Stock, par value $.001, 500,000,000 shares authorized; 252,361,764 issued and 251,961,764 outstanding and 136,150,108 issued and 135,750,108 outstanding, respectively	252,362	136,150
Additional Paid in Capital	17,372,318	11,677,947
Treasury Stock (400,000 shares at cost)	(20,000)	(20,000)
Deficit Accumulated During Development Stage	(13,716,333)	(11,087,772)

Total Stockholders' Equity	3,888,347	706,325

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY	$3,936,587	$711,797

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2010 (Unaudited)

	Three Months	Three Months	Inception to
	March	March 31	March 31
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES:
General and Administrative Expenses	2,628,761	262,263	14,752,314

NET LOSS FROM OPERATIONS	(2,628,761)	(262,263)	(14,752,314)

OTHER INCOME (EXPENSE)
Interest Income	200	82	32,387
Miscellaneous Income	-	5,479	5,479
Gain on Sales of Investments	-	-	1,627
Interest Expense	-	(53)	(3,512)
Total Other Income (Expense)	200	5,508	35,981

LOSS BEFORE NON-CONTROLLING INTEREST
IN VARIABLE INTEREST ENTITY	(2,628,561)	(256,755)	(14,716,333)

Non-Controlling Interest in Variable Interest Entity	-	-	1,000,000

Net Loss	$(2,628,561)	$(256,755)	$(13,716,333)

BASIC AND DILUTED
NET LOSS PER COMMON STOCK	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	237,108,234	79,660,844

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2010

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

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2010

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

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2010 (Unaudited)

		Number of		Additional
	Price per	Common	Common	Paid in	Treasury	Net
	Share	Shares Issued	Stock	Capital	Stock	Loss	Total

Issuance of Common Stock for Services
January	0.05	17,500,000	17,500	857,500	-	-	875,000
February	0.05	20,475,200	20,475	1,003,285			1,023,760
March	0.05	1,307,546	1,308	64,070	-	-	65,377
Issuance of Common Stock for Cash
January	0.05	4,691,240	4,691	229,871	-	-	234,562
February	0.05	42,188,960	42,189	2,067,259	-	-	2,109,448
March	0.05	30,048,710	30,049	1,472,387	-	-	1,502,436
Net Loss, March 31, 2010		-	-	-	-	(2,628,561)	(2,628,561)
Balances, March 31, 2010		252,361,764	252,362	17,372,318	(20,000)	(13,716,333)	3,888,347

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2010 (Unaudited)

	Three Months	Three Months	Inception to
	March 31	March 31	March 31
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,628,561)	$(256,755)	$(13,716,333)
Adjustments to reconcile Net Loss to Net Cash
Used by Operating Activities -
Common Stock Issued for services	1,964,137	46,432	9,115,196
Common Stock Issued for Contract Option Fee	-	-	25,000
Loss from Variable Interest Entity	-	-	(1,000,000)
Change in operating Assets and Liabilities -
Deposits	-	-	(100,000)
Prepaid Expenses	-	12,282	(11,220)
Security Deposits	-	-	(3,000)
Accounts Payable	42,768	10,081	48,240
Total Adjustments	2,006,905	68,795	8,074,216
Net Cash Used by Operating Activities	(621,656)	(187,960)	(5,642,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(22,097)	-	(22,097)
Purchase of Energy Neutral Home	(297,365)	-	(297,365)
	(319,462)	-	(319,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of Cash for Common Stock	3,846,446	59,030	8,484,484
Cash Received from Non-Controlling Members	-	-	1,000,000
Purchase of Treasury Stock	-	-	(20,000)
Advances from Related Parties	-	50,000	-
Net Cash Provided by Financing Activities	3,846,446	109,030	9,464,484

NET INCREASE (DECREASE) IN CASH	3,202,693	(78,930)	3,800,270

CASH - BEGINNING	597,577	112,519	-

CASH - ENDING	$3,800,270	$33,589	$3,800,270

Supplemental Disclosures:
Cash paid for Income Taxes	$-	$-	$-
Cash paid for Interest	$-	$53	$3,512

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

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures up to $250,000 balances at March 31, 2010 and December 31, 2009. The uninsured balances at March 31, 2010 and December 31, 2009 were $ 3,052,905 and $347,577, respectively.

ALTERNATE ENERGY HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations is presented in accordance with FASB ASC 260-10 “Earnings per Share,” and is calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net loss per share is the same due to the absence of common stock equivalents.

Stock Based Compensation

Alternate Energy Holdings, Inc.’s non-employees, share-based expense is recorded in accordance with FASB ASC 505-50 “Equity–Based Payments ton Non-Employees.” Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through March 31, 2010. For the three months ended March 31, 2010 and 2009, 36,000,000 and -0- shares of restricted stock were issued for officer/board services, respectively.

Basis of Presentation

The condensed consolidated financial statements of Alternate Energy Holdings, Inc. (The Company) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in the financial statements prepared in conjunction with generally accepted principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s registration statement, Form 10-K and other reports filed with the SEC. The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Certain information that is not required for interim financial reporting purposes has been omitted.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance, which was reissued by the FASB in December 2009 as ASU No. 2009-17, "Improvements to Financial Reporting by Enterprises involved with Variable Interest Entities," amends ASC Topic 810, "Consolidation", and was effective as of January 1, 2010 for the Company. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

Alternate Energy Holdings, Inc. does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their financial position, results of operations, or cash flow.

ALTERNATE ENERGY HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - COMMON STOCK

During 2006, Alternate Energy Holdings, Inc.

  Issued 4,252,088 shares of common stock to the Nussential Holdings shareholders in the reverse merger – See Note 1 for the details.
  Issued 1,249,999 shares of common stock valued at $ 1,318,749 for services.
  Issued 1,964,000 shares of common stock for cash received in the amount of $ 321,999.
  Purchase 400,000 shares of treasury stock for cash in the amount of $ 20,000.

During 2007, Alternate Energy Holdings, Inc.

  Issued 7,865,652 shares of common stock valued at $ 1,687,111 for services.
  Issued 8,433,536 shares of common stock for cash received in the amount of $ 1,749,359.

During 2008, Alternate Energy Holdings, Inc.

  Issued 24,762,049 shares of common stock valued at $ 2,587,558 for services.
  Issued 10,709,717 shares of common stock for cash received in the amount of $ 1,106,355.

During 2009, Alternate Energy Holdings, Inc.

  Issued 28,282,532 shares of common stock valued at $ 1,433,891 for services.
  Issued 500,000 shares of common stock valued at $25,000 for a contract option fee.
  Issued 29,180,536 shares of common stock for cash received in the amount of $ 1,460,325.

During 2010, Alternate Energy Holdings, Inc.

  Issued 39,282,746 shares of common stock valued at $ 1,964,137 for services.
  Issued 76,928,910 shares of common stock for cash received in the amount of $ 3,846,446.

NOTE 3 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a one-year lease and on a month-to-month basis under another lease. The one year lease is dated June 9, 2009 and expires August 2010. Rent expense for the three months ending March 31, 2010 and 2009 was $13,440 and $12,370, respectively. The following is a schedule of future minimum payments under the operating lease at March 31, 2010:

March 31, 2010	$6,100

Alternate Energy Holdings, Inc. has entered into contract dated December 11, 2009 to purchase land in Idaho. This option holds the contract open until December 18, 2010.

ALTERNATE ENERGY HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - GOING CONCERN

Alternate Energy Holdings, Inc’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $13,716,333 at March 31, 2010.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 5 - VARIABLE INTEREST ENTITY

FASB ASC 810 “Consolidation of Variable Interest Entities” requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Reactor Development, LLC was formed for the purpose of developing and managing an energy complex. Alternate Energy Holdings, Inc. invested $1,000,000 which represents approximately 50% of Reactor Development LLC’s capital structure as of December 31, 2007. Furthermore, the daily operating decisions of Reactor Development, LLC are made by the members of Alternate Energy Holdings, Inc.’s management. Under FASB ASC 810, Reactor Development, LLC is deemed a variable Interest Entity to Alternate Energy Holdings, Inc. and as such Reactor Development, LLC’s financial information has been consolidated with Alternate Energy Holdings, Inc.

The consolidated financial statements includes the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under “Non-Controlling Interest in Variable Interest Entity” in the accompanying consolidated income statement. Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at March 31, 2010 and December 31, 2009, respectively.

NOTE 6 - DEPOSIT

Deposit represents monies held in escrow for a potential joint venture project that will develop and manufacture a hybrid engine in China.

NOTE 7 - ASSET HELD FOR SALE

Alternate Energy Holdings, Inc has constructed a model home to demonstrate that a competitively priced and energy cost efficient home can be constructed using energy-efficient techniques. The home creates more power than its uses on a month-to-month basis. The home is to be used to market the Energy Neutral brand name. The home is currently listed for sale.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our significant operating losses; our limited operating history; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the most recently completed fiscal year; other risks identified in this report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. We assume no obligation, and do not intend, to update these forward-looking statements, except as required by law.

When used in this report, the terms “AEHI”, “our company”, “we”, “our”, and “us” refer to Alternate Energy Holdings, Inc., a Nevada corporation, and its subsidiaries International Reactors, Inc., or International Reactors, Idaho Energy Complex Corporation, or Idaho Energy Complex, Reactor Land Development, LLC, or Reactor Land Development, and Energy Neutral, Inc., or ENI.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Our business consists of (1) the acquisition and development of a nuclear plant site in Payette, Idaho, and obtaining licenses for its construction and operation so that we can become the first ever nuclear independent power producer, (2) developing our Energy Neutral packages which we will sell and market in the future in order to assist homeowners, businesses and farmers to operate with minimal or no reliance on the electrical grid, and (3) identifying opportunities to assist developing countries to construct commercial nuclear reactors on oceanfront sites in order to co-generate clean energy and desalinate water.

Our Payette, Idaho Energy Complex

Through our subsidiaries, Idaho Energy Complex and Reactor Land Development, we are in the process of acquiring and developing a nuclear plant site in Payette, Idaho and obtaining related licenses for its construction and operation. Our management has significant experience in the nuclear industry, power generation, and facility development. Our Payette, Idaho project, or the Project, will involve acquiring land and water rights, permits and licenses, development rights and such other property and services necessary to develop an energy complex in Idaho, including one or more nuclear reactors that we will eventually operate as the first ever nuclear independent power producer.

Development of Energy Neutral Packages

In October 2009, our subsidiary, ENI, began construction on a model home to demonstrate that a competitively-priced and energy cost efficient home can be constructed using energy-efficient techniques, Energy Star Appliances, photovoltaic solar panels, and in-home energy monitoring. Our efforts resulted in a home that creates more power than it uses on a month-to-month basis. The model home is complete and we will soon introduce its unique energy saving features to a range of potential users. We intend to use this model to market our Energy Neutral (trademark applied for) packages. We plan to work with construction companies to offer franchise opportunities that will make Energy Neutral a brand name in a new market of affordable renewable energy. The home is currently listed for sale.

Nuclear Reactors and Desalination for Emerging Countries

Through our subsidiary, International Reactors, we are identifying opportunities in developing countries to construct nuclear power plants that will, as a byproduct of energy production, desalinate water and provide potable water to communities where potable water is not readily available. We expect to develop commercial nuclear reactors on oceanfront sites, particularly in Latin America and western-friendly Middle Eastern countries, to co-generate clean energy and desalinate water. We believe that we can utilize available nuclear technology to address electrical energy needs while simultaneously producing fresh water from ocean intake. The Company is negotiating the terms of an agreement with a state owned enterprise in China relating to the production of desalinization reactors in China to market on a worldwide basis.

Plan of Operations

We estimate that the total cost of the Project will be approximately $100.0 million. We plan on funding the Project through a private placement or other offering of securities of our subsidiary, Reactor Land Development, which would result in investors receiving, in the aggregate, approximately 10% ownership in the first reactor unit. Any shortfall will have to be funded through other means, such as a debt financing, cost-sharing with contractors and suppliers, or other securities offerings, including a securities offering by our company or any of our other subsidiaries.

While the success of the Project does not depend on financial assistance from the any governmental entities, our management believes, based on the 2005 Energy Policy Act, that the Project may be eligible for an 80% Federal loan guarantee for the construction of new nuclear facilities, and an applicable Federal tax credit of $1.0 billion over eight years. These loan guarantees and tax credits should facilitate our financing initiatives and allow us to raise the requisite funding for operating expenses during that timeframe. In addition, we expect that the excess heat from the nuclear power plant will be used to produce biofuels from local crops and agricultural waste.

The intended use of the funds for the Project is approximately 8% of the total shown below:

In millions ($)
Payment to owner for site land	5
Payment for Construction and Operating License Application plus 10% price escalation due to delays	40
Payments for third party project management, and general and administrative expenses	15
Additional water rights	10
Long lead time equipment order deposit; reactor vessel and turbine	30
Total	$100.0

Since the nature of our Project is constantly being refined, we may have to adjust the budget categories itemized above as our permitting and development plans proceed.

We do not have the funds required to execute our business plan as outlined above, including our expected operational expenses over the next twelve months unless we are successful at raising capital through a private placement transaction or otherwise. The availability and terms of any future financing will depend on market and other conditions. The amount of proceeds and uses are based upon the projections by our management, which may also change according to unforeseen future events and market changes. We have no commitments for any financing as of the date of this report.

In the continuance of our business operations over the next twelve months, we do not intend to purchase or sell any significant assets nor do we expect a significant change in the number of our employees.

Project Economics

If we are able to raise the requisite funds to cover our operating expenses, then we expect to be able to develop a site licensed for construction of an advanced nuclear reactor by the end of 2013. In addition, we believe that by acquiring and obtaining the required permits and approvals for the proposed site now instead of waiting for increased demand for electricity which will only occur with increased economic development, we will be able to offer a site and an NRC license 3 to 4 years sooner than we might otherwise be able to, which will offer additional value to the Idaho site due to earlier power generation and revenue potential of the site.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2010 to March 31, 2009

During the three months ended March 31, 2010 and 2009, we did not recognize any revenues from our operations. During the three months ended March 31, 2010, we incurred operating expenses of $2,628,761 compared to $ 262,263 during the three months ended March 31, 2009. The increase of $2,366,498 was a result of an increase in our operational activities as compared to the three months ended March 31, 2009. The following table is a comparison of the operational expenses that we incurred during the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,	INCREASE
	2010	2009	(DECREASE)

Consulting services	$448,318	$94,188	$354,130
Marketing services	$2,000	$15,590	$(13,590)
Public relations	$109,178	$14,160	$95,018
Legal fees	$63,294	$20,530	$42,764
Board and Officer Services	$1,910,000	$35,000	$1,875,000

During the three months ended March 31, 2010, we recognized a net loss of $(2,628,561) compared to a net loss of $(256,755) during the three months ended March 31, 2009. The increase of $2,371,806 in net loss was a result of the $2,366,498 increase in operational expenses due to increases in Board and Officer Services and consulting fees incurred during the quarter. The Company’s basic and diluted loss per share was $.01 during the three months ended March 31, 2010 versus a basic and diluted loss per share of $.00 during the three months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had total of cash and cash equivalents of $3,502,905, total current assets of $3,614,125 and current liabilities of $48,240. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow
	Three Months Ended
	March 31,
	2010	2009

Net cash provided by (used in) operating activities	$(621,656)	$(187,960)
Net cash used in investing activities	$(319,462)	$-0-
Net cash provided by (used in) financing activities	$3,846,446	$109,030
Net cash inflow (outflow)	$3,202,693	$(78,930)

Operating Activities

Net cash used in our operating activities increased by approximately $433,696 for the three months ended March 31, 2010 as compared to the same period in 2009. This increase in funds used by our operating activities was primarily due to increase in officer/board compensation and consulting services. This increase in funds used in our operating activities was partially offset by stock issued for services in the amount of $1,964,137.

During the three months ended March 31, 2010, the net cash used in our operating activities was $621,656. Net cash used in our operating activities during the three month period ended March 31, 2010 includes non-cash items consisting of stock for services totaling $1,964,137. During the three months ended March 31, 2009, the net cash used in our operating activities represented $187,960. Net cash used in our operating activities during the three month period ended March 31, 2009 includes non-cash items consisting of stock for services totaling $46,432.

Investing Activities

During the three months ended March 31, 2010, the net cash used in our investing activities was $319,462, comprised of the purchase of fixed assets and the Energy Neutral Home. There was no net cash provided by or used in our investing activities for the three months ended March 31, 2009.

Financing Activities

Net cash provided by financing activities increased by approximately $3,737,416 for the three months ended March 31, 2010 as compared to the same period of 2009. This increase in funds provided by our financing activities was primarily due to receipt of cash for shares of common stock.

As discussed above, we estimate that we will need to raise approximately $100 million in order to fund the Project. We plan on funding the Project through a private placement or other offering of securities of our subsidiary, Reactor Land Development, which would result in investors receiving, in the aggregate, approximately 10% ownership in the first reactor unit. Any shortfall will have to be funded through other means, such as a debt financing, cost-sharing with contractors and suppliers, or other securities offerings, including a securities offering by our company or any of our other subsidiaries. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

Going Concern

Our financial statements have been presented on the basis that our business is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We had an accumulated deficit of $13,716,333 at March 31, 2010.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our business has not been subject to any material seasonal variations in operations, although this may change in the future.

Inflation

Our business, revenues and operating results have not been affected in any material way by inflation.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Summary of Significant Accounting Policies”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and the and disclosures of contingent assets and liabilities. Accordingly, actual results could differ from those estimates. It is our management’s opinion that all adjustments necessary for the fair statement of the results for the interim period have been made. All adjustments are of normal recurring nature or a description of the nature and amount of any adjustments other than normal recurring adjustments.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures up to $250,000 balances at March 31, 2010 and 2009. Our uninsured balances at March 31, 2010 and 2009 were $3,052,905 and $347,577, respectively.

Stock-Based Compensation

Our non-employee, share-based expense is recorded in accordance with FASB ASC 505-50 “Equity-Based Payments to Non-Employees.” We have not issued any stock options or stock warrants since our inception through March 31, 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance, which was reissued by the FASB in December 2009 as ASU No. 2009-17, "Improvements to Financial Reporting by Enterprises involved with Variable Interest Entities," amends ASC Topic 810, "Consolidation", and was effective as of January 1, 2010 for the Company. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

Alternate Energy Holdings, Inc. does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their financial position, results of operations, or cash flow.

ITEM 4T.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 under the Securities Exchange Act of 1934(the “Exchange Act”). Based upon that evaluation, management concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive officer and Chief Financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

There were no unregistered sales of equity securities during the fiscal quarter ended March 31, 2010.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended March 31, 2010.

ITEM 4.     (REMOVED AND RESERVED)

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

The following exhibits are filed with this report, except those indicated as having previously been filed with the SEC and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer

32	Section 1350 Certifications

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereto duly authorized individuals.

Date: May 17, 2010

ALTERNATE ENERGY HOLDINGS, INC.

By: /s/ Donald L. Gillispie
Donald L. Gillispie
President, Chief Executive Officer and Director
(Principal Financial Officer)

By: /s/ Rick J. Bucci
Rick J. Bucci
Vice-President and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification - Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification - Principal Accounting Officer

32	Section 1350 Certifications