Form 10-Q
period 2010-06-30
ALTERNATE ENERGY HOLDINGS, INC.
filed 2010-08-16
CIK 1421874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes [X]                No [   ]

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	322,368,209

Transitional Small Business Disclosure Format (check one):

Yes [   ]                No [X]

ITEM 1. FINANCIAL STATEMENTS

ALTERNATE ENERGY HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 (Unaudited) AND DECEMBER 31, 2009

	June 30,
	2010	December 31,
	Unaudited	2009

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$1,491,136	$597,577
Short-Term Investment	6,811,350	-0-
Deposit	100,000	100,000
Prepaid Expenses	11,000	11,220

Total Current Assets	8,413,486	708,797

PROPERTY AND EQUIPMENT - Net	70,755	-

OTHER ASSETS:

Asset held for Sale	309,711	-

Security Deposit	3,000	3,000

Total Other Assets	312,711	3,000

TOTAL ASSETS	$8,796,952	$711,797

LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts Payable	$550,849	$5,472
Short-Term Borrowings	50,582	-

Total Current Liabilities	601,431	5,472

NON-CONTROLLING INTEREST	-	-

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001, 500,000,000 shares authorized; 314,684,744 issued and 314,284,744 outstanding and 136,150,108 issued and 135,750,108 outstanding, respectively	314,685	136,150
Additional Paid in Capital	23,275,003	11,677,947
Accumulated Other Comprehensive Income	62,251	-
Treasury Stock (400,000 shares at cost)	(20,000)	(20,000)
Deficit Accumulated During Development Stage	(15,436,418)	(11,087,772)

Total Stockholders' Equity	8,195,521	706,325

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY	$8,796,952	$711,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2009 (Unaudited)

	Three Months Ended		Six Months Ended		Inception to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and Administrative Expenses	1,735,812	1,200,864	4,364,573	1,463,181	16,488,126

NET LOSS FROM OPERATIONS	(1,735,812)	(1,200,864)	(4,364,573)	(1,463,181)	(16,488,126)

OTHER INCOME (EXPENSE)
Investment Income	12,102	7	12,302	90	44,489
Miscellaneous Income	3,707	-	3,707	5,479
					9,186
Gain on Sales of Investments	-	-	-	-	1,627
Interest Expense	(82)	-	(82)	-	(3,594)
Total Other Expense	15,727	7	15,927	5,569	51,708

LOSS BEFORE NON-CONTROLLING INTEREST IN VARIABLE INTEREST ENTITY	(1,720,085)	(1,200,857)	(4,348,646)	(1,457,612)	(16,436,418)

Non-Controlling Interest in Variable Interest Entity	-	-	-	-	1,000,000

Net Loss	$(1,720,085)	$(1,200,857)	$(4,348,646)	$(1,457,612)	$(15,436,418)

BASIC AND DILUTED
NET LOSS PER COMMON STOCK	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	281,067,991	104,438,757	236,138,322	97,719,032

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2010 (Unaudited)

							Deficit
						Accumulated	Accumulated
		Number of		Additional		Other	During
	Price per	Common	Common	Paid in	Treasury	Comprehensive	Development
	Share	Shares Issued	Stock	Capital	Stock	Income	Stage	Total
Founder Shares issued August 29, 2005	0.00	14,800,000	$14,800	$(14,800)	$-	$-	$-	$-
Issuance of Common Stock for Services
October	0.05	3,249,999	3,250	54,250	-	-	-	57,500
Amortization of common stock for services
October		-	-	8,750	-	-	-	8,750
November		-	-	8,750	-	-	-	8,750
December		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Receivable:
September	0.04	600,000	600	24,400	-	-	-	25,000
November	0.05	300,000	300	14,700	-	-	-	15,000
Net Loss		-	-	-	-	-	(100,692)	(100,692)
Balances, December 31, 2005		18,949,999	$18,950	$104,800	$-	$-	$(100,692)	$23,058
Nussential Holdings Inc. shareholders prior to merger	0.00	4,252,088	4,252	(4,252)	-	-	-	-
Issuance of Common Stock for Services
September	1.01	1,149,999	1,150	1,157,599	-	-	-	1,158,749
November	0.90	100,000	100	89,900	-	-	-	90,000
Amortization of common stock for services
January		-	-	8,750	-	-	-	8,750
February		-	-	8,750	-	-	-	8,750
March		-	-	8,750	-	-	-	8,750
April		-	-	8,750	-	-	-	8,750

May		-	-	8,750	-	-	-	8,750
June		-	-	8,750	-	-	-	8,750
July		-	-	8,750	-	-	-	8,750
August		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Cash
March	0.05	1,000,000	1,000	49,000	-	-	-	50,000
May	0.05	400,000	400	19,600	-	-	-	20,000
June	0.05	100,000	100	4,900	-	-	-	5,000
October	0.65	273,000	273	176,227	-	-	-	176,500
November	0.33	116,000	116	38,550	-	-	-	38,666
December	0.42	75,000	75	31,758	-	-	-	31,833
Purchase of Treasury Stock		-	-	-	(20,000)	-	-	(20,000)
Net Loss		-	-	-	-	-	(1,394,711)	(1,394,711)
Balances, December 31, 2006		26,416,086	$26,416	$1,738,082	$(20,000)	$-	$(1,495,403)	$249,095
Issuance of Common Stock for Services
February	0.50	920,000	920	459,080	-	-	-	460,000
March	0.50	300,000	300	149,700	-	-	-	150,000
April	0.25	100,000	100	24,900	-	-	-	25,000
June	0.25	550,000	550	136,950	-	-	-	137,500
August	0.40	531,552	532	212,089	-	-	-	212,621
September	0.11	4,583,200	4,583	478,697	-	-	-	483,280
October	0.40	366,400	366	146,194	-	-	-	146,560
November	0.15	457,000	457	65,943	-	-	-	66,400
December	0.10	57,500	58	5,692	-	-	-	5,750
Issuance of Common Stock for Cash
January	0.53	23,000	23	12,227	-	-	-	12,250
February	0.50	55,000	55	27,445	-	-	-	27,500
March	0.50	10,000	10	4,990	-	-	-	5,000
April	0.40	25,000	25	9,975	-	-	-	10,000
May	0.25	206,000	206	51,294	-	-	-	51,500
June	0.24	180,000	180	42,820	-	-	-	43,000
July	0.25	2,591,000	2,591	645,159	-	-	-	647,750
August	0.25	2,521,036	2,521	626,238	-	-	-	628,759

September	0.25	64,000	64	15,936	-	-	-	16,000
October	0.25	20,000	20	4,980	-	-	-	5,000
November	0.20	287,500	287	57,213	-	-	-	57,500
December	0.10	2,451,000	2,451	242,649	-	-	-	245,100
Net Loss		-	-	-	-	-	(3,394,200)	(3,394,200)
Balances, December 31, 2007		42,715,274	$42,715	$5,158,253	$(20,000)	$-	$(4,889,603)	$291,365

Issuance of Common Stock for Services
January	0.10	1,312,250	1,312	129,913	-	-	-	131,225
February	0.10	70,000	70	6,930	-	-	-	7,000
March	0.10	183,250	183	18,142	-	-	-	18,325
April	0.10	20,000	20	1,980	-	-	-	2,000
May	0.10	14,556,875	14,557	1,441,131	-	-	-	1,455,688
June	0.10	4,365,342	4,365	432,169	-	-	-	436,534
July	0.20	798,625	798	158,927	-	-	-	159,725
August	0.20	71,500	72	14,228	-	-	-	14,300
September	0.20	25,430	25	5,061	-	-	-	5,086
October	0.20	207,147	207	41,222	-	-	-	41,429
November	0.20	10,853	11	2,160	-	-	-	2,171
December	0.10	3,140,777	3,141	310,934	-	-	-	314,075
Issuance of Common Stock for Cash								-
January	0.10	7,720,000	7,720	764,280	-	-	-	772,000
February	0.10	1,120,750	1,121	110,954	-	-	-	112,075
March	0.10	225,000	225	22,275	-	-	-	22,500
April	0.10	250,000	250	24,750	-	-	-	25,000
May	0.10	50,000	50	4,950	-	-	-	5,000
June	0.10	576,000	576	57,024	-	-	-	57,600
July	0.10	307,301	308	31,072	-	-	-	31,380
August	0.15	182,000	182	28,018	-	-	-	28,200
September	0.20	153,666	154	39,946	-	-	-	40,100

December	0.10	125,000	125	12,375	-	-	-	12,500
Net Loss		-	-	-	-	-	(3,820,601)	(3,820,601)
Balances, December 31, 2008		78,187,040	$78,187	$8,816,694	$(20,000)	$-	$(8,710,204)	$164,677

Issuance of Common Stock for Services
January	0.10	395,290	395	39,134	-	-	-	39,529
March	0.05	138,065	138	6,765	-	-	-	6,903
April	0.05	18,425,000	18,425	902,825	-	-	-	921,250
May	0.05	945,400	945	46,325	-	-	-	47,270
June	0.05	718,500	719	35,206	-	-	-	35,925
July	0.05	755,000	755	36,995	-	-	-	37,750
August	0.05	1,567,957	1,568	76,830	-	-	-	78,398
September	0.05	1,431,340	1,431	70,136	-	-	-	71,567
October	0.05	50,000	50	2,450	-	-	-	2,500
November	0.05	441,580	442	21,637	-	-	-	22,079
December	0.05	3,914,400	3,915	191,805	-	-	-	195,720
Issuance of Common Stock for Contract Option Fee
December	0.05	500,000	500	24,500	-	-	-	25,000
Issuance of Common Stock for Cash
January	0.10	25,000	25	2,475	-	-	-	2,500
February	0.05	800,000	800	39,200	-	-	-	40,000
March	0.05	330,600	330	16,200	-	-	-	16,530
April	0.05	1,745,000	1,745	85,505	-	-	-	87,250
May	0.05	700,000	700	34,300	-	-	-	35,000
June	0.05	4,345,000	4,345	212,905	-	-	-	217,250
August	0.05	440,000	440	21,560	-	-	-	22,000
September	0.05	2,470,000	2,470	121,030	-	-	-	123,500
October	0.05	3,509,000	3,509	171,941	-	-	-	175,450
November	0.05	5,338,700	5,339	261,596	-	-	-	266,935
December	0.05	8,977,236	8,977	439,933	-	-	-	448,910
Net Loss		-	-	-	-	-	(2,377,568)	(2,377,568)

Balances, December 31, 2009		136,150,108	$136,150	$11,677,947	$(20,000)	$-	$(11,087,772)	$706,325
Issuance of Common Stock for Services
January	0.05	17,500,000	17,500	857,500	-	-	-	875,000
February	0.05	20,475,200	20,475	1,003,285	-	-	-	1,023,760
March	0.05	1,307,546	1,308	64,069	-	-	-	65,377
April	0.05	735,800	735	36,055	-	-	-	36,790
May	0.10	100,000	100	9,900	-	-	-	10,000
June	0.10	5,500,000	5,500	544,500	-	-	-	550,000
Issuance of Common Stock for Cash
January	0.05	4,691,240	4,691	229,871	-	-	-	234,562
February	0.05	42,188,960	42,189	2,067,259	-	-	-	2,109,448
March	0.05	30,048,710	30,049	1,472,387	-	-	-	1,502,436
April	0.05	4,610,000	4,610	225,890	-	-	-	230,500
May	0.10	44,028,600	44,029	4,358,831	-	-	-	4,402,860
June	0.10	7,348,580	7,349	727,509	-	-	-	734,858
Comprehensive Loss:
Unrealized Gain on Short-Term	-	-	-	-	-	62,251	-	62,251
Investments

Net Loss		-	-	-	-	-	(4,348,646)	(4,348,646)
Total Comprehensive Loss		-	-	-	-	-	-	(4,286,395)
Balances, June 30, 2010		314,684,744	$314,685	$23,275,003	$(20,000)	$62,251	$(15,436,418)	$8,195,521

The accompanying notes are an integral part of these condensed consolidated financial statements

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 20010 (Unaudited)

	Six Months	Six Months	Inception to
	June 30	June 30	June 30
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,348,646)	$(1,457,612)	$(15,436,418)
Adjustments to reconcile Net Loss to Net Cash
Used by Operating Activities -
Common stock issued for services	2,560,927	1,050,877	9,711,985
Commons Stock Issued for Contact Option Fee	-	-	25,000
Loss from Variable Interest Entity	-	-	(1,000,000)
Depreciation	7,862	-	7,862
Change in operating Assets and Liabilities -
Deposits	-	-	(100,000)
Prepaid Expenses	220	5,197	(11,000)
Security Deposits	-	-	(3,000)
Accounts Payable	545,377	(16,244)	550,849
Total Adjustments	3,114,386	1,039,830	9,181,696
Net Cash Used by Operating Activities	(1,234,260)	(417,782)	(6,254,722)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(78,617)	-	(78,617)

Purchase of Short-term Investments	(6,749,099)	-	(6,749,099)
Purchase of Energy Neutral Home	(309,711)	-	(309,711)
Net Cash used by Investing Activities	(7,137,427)	-	(7,137,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of Cash for Common Stock	9,214,664	398,530	13,852,703
Cash Received from Non-Controlling Members	-	-	1,000,000
Proceeds from Short-Term Borrowings	50,582	-	50,582
Purchase of Treasury Stock	-	-	(20,000)
Payments to Related Parties	-	(5,000)	(50,000)
Advances from Related Parties	-	50,000	50,000
Net Cash Provided by Financing Activities	9,265,246	443,530	14,883,285

NET INCREASE IN CASH	893,559	25,748	1,491,136

CASH – BEGINNING	597,577	112,519	-

CASH – ENDING	$1,491,136	$138,267	$1,491,136

Supplemental Disclosures:
Cash paid for Income Taxes	$-	$-	$-
Cash paid for Interest	$82	$-	$3,594

Non-Cash Investing and Financing Activities:
Receivable for Sale of Common Stock	$-	$-	$40,000

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures up to $250,000 balances at June 30, 2010 and December 31, 2009. The uninsured balances at June 30, 2010 and December 31, 2009 were $1,241,136 and $347,577, respectively.

Property and Equipment

Property and equipment are stated at cost and are being depreciated over 5 to 7 years using the straight line and declining balance method to compute depreciation.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations is presented in accordance with FASB ASC 260-10 “Earnings per Share”, and is calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted net loss per share is the same due to the absence of common stock equivalents.

Stock Based Compensation

Alternate Energy Holdings, Inc.’s non-employees, share-based expense are recorded in accordance with FASB ASC 505-50 “Equity Based Payments to Non-Employees.” Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through June 30, 2010. For the six months ended June 30, 2010 and 2009, 41,500,000 and 17,950,000 shares of restricted stock were issued for officer/board services, respectively.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

The Company considers fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company utilities the following three-level fair value hierarchy to establish the priorities of the inputs used to measure fair value:

-	Level 1 – Quoted prices in active market for identical assets or liabilities.

-

Level 2 – Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets: quoted prices for identical or similar assets and liabilities in markets that are not active: or other inputs that are observable or can be corroborated by observable market data.

-

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other Comprehensive income (loss) is primarily the result of unrealized gains and losses on Short-Term investments. The following table set forth the components of comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Loss	$(1,720,085)	$(1,200,857)	$(4,348,646)	$(1,457,612)

Unrealized Gain on Short-Term Investments	62,251	0	62,251	0
Comprehensive Income	$(1,657,834)	$(1,200,857)	$(4,286,395)	$(1,457,612)

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued revised authoritative guidance related to variable interest entities, which requires entities to perform a qualitative analysis to determine whether a variable interest give the entity a controlling financial interest in a variable interest entity. The guidance also requires an ongoing reassessment of variable interests and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance, which was reissued by the FASB in December 2009 as ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” amends ASC Topic 810, “Consolidation”, and was effective as of January 1, 2010 for the Company. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

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
- Purchased 400,000 shares of treasury stock for cash in the amount of $ 20,000.
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
During 2010, Alternate Energy Holdings, Inc.
- Issued 45,618,546 shares of common stock valued at $2,560,927 for services.
- Issued 132,916,090 shares of common stock for cash received in the amount of $ 9,214,664.

NOTE 3 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a one-year lease and on a month-to-month basis under another lease. The one year lease is dated June 9, 2009 and expires August 2010. Rent expense for the six months ending June 30, 2010 and 2009 was $27,660 and $26,275, respectively. The following is a schedule of future minimum payments under the operating lease at June 30, 2010:

June 30, 2010	$2,440

Alternate Energy Holdings, Inc. has entered into contract dated December 11, 2009 to purchase land in Idaho. This option holds the contract open until December 18, 2010.

NOTE 4 - VARIABLE INTEREST ENTITY

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

The consolidated financial statements includes the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under “Non-Controlling Interest in Variable Interest Entity” in the accompanying consolidated income statement. Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at June 30, 2010 and December 31, 2009, respectively.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DEPOSIT

Deposit represents monies held in escrow for a potential joint venture project that will develop and manufacture a hybrid engine in China.

NOTE 6 – ASSET HELD FOR SALE

Alternate Energy Holdings, Inc has constructed a model home to demonstrate that a competitively priced and energy cost efficient home can be constructed using energy-efficient techniques. The home creates more power than its uses on a month-to-month basis. The home is to be used to market the Energy Neutral brand name. The home is currently listed for sale.

NOTE 7 – LINE OF CREDIT

Alternate Energy has a Variable Credit Line with UBS Bank. The line has been approved for $2,600,000 and has a balance $50,582 and $-0- outstanding on it as of June 30, 2010 and 2009, respectively. Interest is being charged a rate of 2.00% above the 30 day LIBOR rate. The line is secured by investments of the Company held by UBS bank.

NOTE 8 – AVAILABLE-FOR-SALE-SECURITIES

The Company’s investments consist of equity investments in mutual funds. An investment company is professionally managing the portfolio of the investments. The Company’s investments are classified as available-for sale and are recorded on the consolidated balance sheet at fair value based on Level 1 inputs. Unrealized gains and losses on the investments are included as a separate component of other comprehensive income. The Company will recognize an impairment charge if a decline in the fair value of its investments below cost basis is judged to be other-than-temporary. Unrealized gains, included in other comprehensive income at June 30, 2010 and 2009 were $62,251 and $-0-, respectively.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our significant operating losses; our limited operating history; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; and any of the factors discussed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the most recently completed fiscal year; other risks identified in this report; and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the SEC. We assume no obligation, and do not intend, to update these forward-looking statements, except as required by law.

When used in this report, the terms “AEHI”, “our company”, “we”, “our”, and “us” refer to Alternate Energy Holdings, Inc., a Nevada corporation, and its subsidiaries International Reactors, Inc., or International Reactors, Idaho Energy Complex Corporation, or Idaho Energy Complex, Reactor Land Development, LLC, or Reactor Land Development, Energy Neutral, Inc., or ENI, and Green World Water™ Inc, or GWW.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Our business consists of (1) the acquisition and development of a nuclear plant site in Payette, Idaho, and obtaining licenses for its construction and operation so that we can become the first ever independent nuclear power producer in the United States, (2) developing our Energy Neutral packages which we will sell and market in the future in order to assist homeowners, businesses and farmers to operate with minimal or no reliance on the electrical grid, and (3) identifying opportunities to assist developing countries to construct commercial nuclear reactors on oceanfront sites in order to co-generate clean energy and desalinate water.

Our Payette, Idaho Energy Complex

Through our subsidiaries, Idaho Energy Complex and Reactor Land Development, we are in the process of acquiring and developing a nuclear plant site in Payette, Idaho and obtaining related licenses for its construction and operation. Our management has significant experience in the nuclear industry, power generation, and facility development. Our Payette, Idaho project, or the Project, will involve acquiring land and water rights, permits and licenses, development rights and such other property and services necessary to develop an energy complex in Idaho, including one or more nuclear reactors that we expect to eventually operate as the first ever nuclear independent power producer.

Development of Energy Neutral Packages

In October 2009, our subsidiary, Energy Neutral™ Inc, began construction on a model home to demonstrate that a competitively-priced and energy cost efficient home can be constructed using energy-efficient techniques, Energy Star Appliances, photovoltaic solar panels, and in-home energy monitoring. Our efforts resulted in a home that creates more power than it uses on a month-to-month basis. The model home is complete and we will soon introduce its unique energy saving features to a range of potential users. We intend to use this model to market our Energy Neutral™ packages. We plan to work with construction companies to offer franchise opportunities that will make Energy Neutral™ a brand name in a new market of affordable renewable energy.

Nuclear Reactors and Desalination for Emerging Countries

Through our subsidiary, Green World Water™ Inc., we are identifying opportunities in developing countries to construct nuclear power plants that will, as a byproduct of energy production, desalinate water and provide potable water to communities where potable water is not readily available. We expect to develop commercial nuclear reactors on oceanfront sites, particularly in Latin America and western-friendly Middle Eastern countries, to co-generate clean energy and desalinate water. We believe that we can utilize available nuclear technology to address electrical energy needs while simultaneously producing fresh water from ocean intake. The Company has signed an agreement with China National Nuclear Corporation, or CNNC, a state owned enterprise in China relating to the production of desalinization reactors in China to market on a worldwide basis. The agreement grants AEHI, through GWW, rights to market desalination reactors (CP-W 650 and 1100) outside of China for 10 years in exchange for a commission of 2 to 10% depending on the final negotiated price. We have currently signed Memoranda of Understanding, or MOUs, with one international company in India relating to the commencement of discussions regarding the feasibility of desalination nuclear reactors.

Mini -Reactors

We have signed an MOU with New Mexico-based Hyperion Power Generation, Inc. The MOU sets forth the path of negotiations to form a joint venture between the two companies to license, build and market Hyperion's refrigerator-sized modular nuclear reactors on a world-wide basis. The purpose of this MOU is to indicate the intentions of AEHI and Hyperion Power to structure a joint venture to produce and sell the Hyperion reactors through AEHI China. Also, AEHI will seek applications of the Hyperion reactor in the US and assist with design certification for this application. Unlike most reactors, Hyperion transportable reactors are sealed at the factory and are not refueled onsite. When the reactor has exhausted its fuel, it is returned to the factory and a new reactor is simply installed in its place. Because of its small size, the reactor’s applications could fuel a wide variety of facilities including: hospitals, desalinization plants, emergency facilities, industrial parks, factories, military bases, and even small towns.

Plan of Operations

We estimate that the initial cost of the Project will be approximately $100.0 million. We plan on funding the Project through a private placement or other offering of securities of our subsidiary, Reactor Land Development, which would result in investors receiving, in the aggregate, approximately 10% ownership in the first reactor unit. Any shortfall will have to be funded through other means, such as a debt financing, cost-sharing with contractors and suppliers, or other securities offerings, including a securities offering by our company or any of our other subsidiaries.

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

The intended use of the funds for the Project is approximately as shown below:

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

We do not, and will not, have the funds required to execute our business plan as outlined above, unless we are successful at raising capital through a private placement transaction or otherwise. The availability and terms of any future financing will depend on market and other conditions. The amount of proceeds and uses are based upon the projections by our management, which may also change according to unforeseen future events and market changes. We have no commitments for any financing as of the date of this report.

In the continuance of our business operations over the next twelve months, we do not intend to purchase or sell any significant assets nor do we expect a significant change in the number of our employees.

Project Economics

If we are able to raise the requisite funds to cover our operating expenses, then we expect to be able to develop a site licensed for construction of an advanced nuclear reactor by the end of 2014. In addition, we believe that by acquiring and obtaining the required permits and approvals for the proposed site now instead of waiting for increased demand for electricity which will only occur with increased economic development, we will be able to offer a site and an NRC license 3 to 4 years sooner than we might otherwise be able to, which will offer additional value to the Idaho site due to earlier power generation and revenue potential of the site.

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2010 to June 30, 2009

During the three months ended June 30, 2010 and 2009, we did not recognize any revenues from our operations. During the three months ended June 30, 2010, we incurred operating expenses of $1,735,812 compared to $1,200,864 during the three months ended June 30, 2009. The increase of $534,948 was a result of an increase in our operational activities as compared to the three months ended June 30, 2009. The following table is a comparison of the significant operational expenses that we incurred during the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,	June 30,	INCREASE
	2010	2009	(DECREASE)

Consulting services	$722,665	$89,544	$633,121
Marketing services	$35,452	$5,000	$30,452
Public relations	$42,750	$61,294	$(18,544)
Legal fees	$146,225	$23,916	$122,309
Board and Officer Services	$672,000	$965,000	$(293,000)

During the three months ended June 30, 2010, we recognized a net loss of $1,720,085 compared to a net loss of $1,200,857 during the three months ended June 30, 2009. The increase of $519,228 in net loss was a result of an increase in operational expenses primarily due to a $633,121 increase in consulting fees incurred during the quarter, a $30,452 increase in marketing expenses, and a $122,309 increase in legal expenses, which was partially offset by $18,544 reduction in public relations expenses and a $293,000 reduction in Board and Officer expenses. The Company’s basic and diluted loss per share was $0.01 during the three months ended June 30, 2010 versus a basic and diluted loss per share of $0.01 -0 during the three months ended June 30, 2009.

Comparison of the Six Months Ended June 30, 2010 to June 30, 2009

During the six months ended June 30, 2010 and 2009, we did not recognize any revenues from our operations. During the six months ended June 30, 2010, we incurred operating expenses of $4,364,573 compared to $1,463,181 during the six months ended June 30, 2009. The increase of $2,901,392 was a result of an increase in our operational activities as compared to the six months ended June 30, 2009. The following table is a comparison of the significant operational expenses that we incurred during the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,	June 30,	INCREASE
	2010	2009	(DECREASE)

Consulting services	$1,170,983	$155,483	$1,015,500
Marketing services	$37,452	$20,590	$16,862
Public relations	$151,928	$77,364	$74,564
Legal fees	$209,519	$44,446	$165,073
Board and Officer Services	$2,582,000	$1,000,000	$1,582,000

During the six months ended June 30, 2010, we recognized a net loss of $4,348,646 compared to a net loss of $1,457,612 during the six months ended June 30, 2009. The increase of $2,891,034 in net loss was a result of an increase in operational expenses primarily due to increases in Board and Officer Services and consulting fees of $1,582,000 and $1,015,500, respectively, incurred during the period. The Company’s basic and diluted loss per share was $0.02 during the six months ended June 30, 2010 versus a basic and diluted loss per share of $0.01 during the six months ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had total of cash and cash equivalents of $1,491,136, total current assets of $8,413,486 and current liabilities of $601,431. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow
	Six Months Ended
	June 30,
	2010	2009

Net cash provided by (used in) operating activities	$(1,234,260)	$(417,782)
Net cash used in investing activities	$(7,137,427)	$-0-
Net cash provided by (used in) financing activities	$9,265,246	$443,530
Net cash inflow (outflow)	$893,559	$25,748

Operating Activities

Net cash used in our operating activities increased by $816,478 for the six months ended June 30, 2010 as compared to the same period in 2009. This increase in funds used by our operating activities was primarily due to increase in officer/board compensation and consulting services. This increase in funds used in our operating activities was partially offset by stock issued for services in the amount of $2,560,927.

During the six months ended June 30, 2010, the net cash used in our operating activities was $1,234,260. Net cash used in our operating activities during the six month period ended June 30, 2010 includes non-cash items consisting of stock for services totaling $2,560,927. During the six months ended June 30, 2009, the net cash used in our operating activities was $417,782. Net cash used in our operating activities during the six month period ended June 30, 2009 includes non-cash items consisting of stock for services totaling $1,050,877.

Investing Activities

During the six months ended June 30, 2010, the net cash used in our investing activities was $7,137,427, comprised of the purchase of short-term investments, fixed assets and the Energy Neutral Home. There was no net cash provided by or used in our investing activities for the six months ended June 30, 2009.

Financing Activities

Net cash provided by financing activities increased by $8,821,716 for the six months ended June 30, 2010 as compared to the same period of 2009. This increase in funds provided by our financing activities was primarily due to receipt of cash for shares of common stock.

As discussed above, we estimate that we will need to raise approximately $100 million in order to fund the Project. We plan on funding the Project through a private placement or other offering of securities of our subsidiary, Reactor Land Development, which would result in investors receiving, in the aggregate, approximately 10% ownership in the first reactor unit. We expect that any shortfall will have to be funded through other means, such as a debt financing, cost-sharing with contractors and suppliers, or other securities offerings, including a securities offering by our company or any of our other subsidiaries. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

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

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we consider our policies on use of estimates, cash and cash equivalents and stock based compensation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to these policies in the three months ended June 30, 2010. For a detailed discussion on the application of these and other accounting policies, see Item 1 of Part I, “Financial Statements — Note 1 — Accounting Policies — Summary of Significant Accounting Policies”.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements included in Item 1, Financial Information, of this Quarterly Report on Form 10-Q.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES OR USE OF PROCEEDS

Except as reported on our Current Report on Form 8-K filed with the SEC on June 8, 2010, there were no unregistered sales of equity securities during the fiscal quarter ended June 30, 2010.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended June 30, 2010.

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

Date: August 16, 2010

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