Form 10-Q
period 2010-09-30
ALTERNATE ENERGY HOLDINGS, INC.
filed 2010-11-15
CIK 1421874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐       No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2010 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	323,245,261

Transitional Small Business Disclosure Format (check one):  Yes ☐             No ☒

ITEM 1. FINANCIAL STATEMENTS

ALTERNATE ENERGY HOLDINGS, INC.
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30,  2010 (Unaudited) AND DECEMBER 31, 2009

	September 30
	2010	December 31,
	Unaudited	2009
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$8,055,875	$597,577
Short-Term Investments	-	-
Deposit	100,000	100,000
Prepaid Expenses	54,000	11,220

Total Current Assets	8,209,875	708,797

PROPERTY AND EQUIPMENT - Net	66,824	-

OTHER ASSETS:
Asset held for Sale	312,666	-
Security Deposit	3,000	3,000
Total Other Assets	315,666	3,000

TOTAL ASSETS	$8,592,365	$711,797

LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable	$48,467	$5,472
Short-Term Borrowings	-	-

Total Current Liabilities	48,467	5,472

NON-CONTROLLING INTEREST	-	-

STOCKHOLDERS' EQUITY:
Common Stock, par value $.001, 500,000,000 shares authorized; 323,064,756 issued and 322,664,756 outstanding and 136,150,108 issued and 135,750,108 outstanding, respectively	323,065	136,150
Additional Paid in Capital	25,313,710	11,677,947
Accumulated Other Comprehensive Income	-	-
Treasury Stock (400,000 shares at cost)	(20,000)	(20,000)
Deficit Accumulated During Development Stage	(17,072,877)	(11,087,772)

Total Stockholders' Equity	8,543,898	706,325

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY	$8,592,365	$711,797

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED INCOME STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2010 (Unaudited)

	Three Months	Nine Months	Inception to
	September	September	September
	2010	2010	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES:
General and Administrative Expenses	1,860,245	6,224,818	18,348,371

NET LOSS FROM OPERATIONS	(1,860,245)	(6,224,818)	(18,348,371)

OTHER INCOME (EXPENSE)
Investment Income	75,042	87,344	119,531
Miscellaneous Income	-	3,707	9,186
Gain on Sales of Investments	149,136	149,136	150,763
Interest Expense	(392)	(474)	(3,986)
Total Other Expense	223,786	239,713	275,494

LOSS BEFORE NON-CONTROLLING INTEREST IN VARIABLE INTEREST ENTITY	(1,636,459)	(5,985,105)	(18,072,877)

Non-Controlling Interest in Variable Interest Entity	-	-	1,000,000

Net Loss	$(1,636,459)	$(5,985,105)	$(17,072,877)

BASIC AND DILUTED
NET LOSS PER COMMON STOCK	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	320,823,389	264,348,882

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED INCOME STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2010 (Unaudited)

	Three Months	Nine Months
	September 30	September 30
	2009	2009

REVENUES	$-	$-

OPERATING EXPENSES:
General and Administrative Expenses	397,423	1,861,003

NET LOSS FROM OPERATIONS	(397,423)	(1,861,003)

OTHER INCOME (EXPENSE)
Interest Income	11	100
Miscellaneous Income	-	5,479
Gain on Sales of Investments	-	-
Interest Expense	-	-
Total Other Expense	11	5,579

LOSS BEFORE NON-CONTROLLING INTEREST IN VARIABLE INTEREST ENTITY	(397,412)	(1,855,424)

Non-Controlling Interest in Variable Interest Entity	-	-

Net Loss	$(397,412)	$(1,855,424)

BASIC AND DILUTED
NET LOSS PER COMMON STOCK	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	108,638,264	99,955,948

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2010 (Unaudited)

							Deficit
						Accumulated	Accumulated
	Average	Number of		Additional		Other	During
	Price per	Common	Common	Paid in	Treasury	Comprehensive	Development
	Share	Shares Issued	Stock	Capital	Stock	Income	Stage	Total
Founder Shares issued August 29, 2005	0.00	14,800,000	$14,800	$(14,800)	$-	$-	$-	$-
Issuance of Common Stock for Services
October	0.05	3,249,999	3,250	54,250	-	-	-	57,500
Amortization of common stock for services
October		-	-	8,750	-	-	-	8,750
November		-	-	8,750	-	-	-	8,750
December		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Receivable:
September	0.04	600,000	600	24,400	-	-	-	25,000
November	0.05	300,000	300	14,700	-	-	-	15,000
Net Loss		-	-	-	-	-	(100,692)	(100,692)
Balances, December 31, 2005		18,949,999	18,950	104,800	-	-	(100,692)	23,058
Nussential Holdings Inc. shareholders
prior to merger	0.00	4,252,088	4,252	(4,252)	-	-	-	-
Issuance of Common Stock for Services
September	1.01	1,149,999	1,150	1,157,599	-	-	-	1,158,749
November	0.90	100,000	100	89,900	-	-	-	90,000
Amortization of common stock for services
January		-	-	8,750	-	-	-	8,750
February		-	-	8,750	-	-	-	8,750
March		-	-	8,750	-	-	-	8,750
April		-	-	8,750	-	-	-	8,750
May		-	-	8,750	-	-	-	8,750
June		-	-	8,750	-	-	-	8,750
July		-	-	8,750	-	-	-	8,750
August		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Cash
March	0.05	1,000,000	1,000	49,000	-	-	-	50,000
May	0.05	400,000	400	19,600	-	-	-	20,000
June	0.05	100,000	100	4,900	-	-	-	5,000
October	0.65	273,000	273	176,227	-	-	-	176,500
November	0.33	116,000	116	38,550	-	-	-	38,666
December	0.42	75,000	75	31,758	-	-	-	31,833
Purchase of Treasury Stock		-	-	-	(20,000)	-	-	(20,000)
Net Loss		-	-	-	-	-	(1,394,711)	(1,394,711)
Balances, December 31, 2006		26,416,086	26,416	1,738,082	(20,000)	-	(1,495,403)	249,095
Issuance of Common Stock for Services
February	0.50	920,000	920	459,080	-	-	-	460,000
March	0.50	300,000	300	149,700	-	-	-	150,000
April	0.25	100,000	100	24,900	-	-	-	25,000
June	0.25	550,000	550	136,950	-	-	-	137,500
August	0.40	531,552	532	212,089	-	-	-	212,621
September	0.11	4,583,200	4,583	478,697	-	-	-	483,280
October	0.40	366,400	366	146,194	-	-	-	146,560
November	0.15	457,000	457	65,943	-	-	-	66,400
December	0.10	57,500	58	5,692	-	-	-	5,750
Issuance of Common Stock for Cash
January	0.53	23,000	23	12,227	-	-	-	12,250
February	0.50	55,000	55	27,445	-	-	-	27,500
March	0.50	10,000	10	4,990	-	-	-	5,000
April	0.40	25,000	25	9,975	-	-	-	10,000
May	0.25	206,000	206	51,294	-	-	-	51,500
June	0.24	180,000	180	42,820	-	-	-	43,000
July	0.25	2,591,000	2,591	645,159	-	-	-	647,750
August	0.25	2,521,036	2,521	626,238	-	-	-	628,759
September	0.25	64,000	64	15,936	-	-	-	16,000
October	0.25	20,000	20	4,980	-	-	-	5,000
November	0.20	287,500	287	57,213	-	-	-	57,500
December	0.10	2,451,000	2,451	242,649	-	-	-	245,100
Net Loss		-	-	-	-	-	(3,394,200)	(3,394,200)
Balances, December 31, 2007		42,715,274	$42,715	$5,158,253	$(20,000)	$-	$(4,889,603)	$291,365

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2010

							Deficit
						Accumulated	Accumulated
	Average	Number of		Additional		Other	During
	Price per	Common	Common	Paid in	Treasury	Comprehensive	Development
	Share	Shares Issued	Stock	Capital	Stock	Income	Stage	Total
Issuance of Common Stock for Services
January	0.10	1,312,250	1,312	129,913	-	-	-	131,225
February	0.10	70,000	70	6,930	-	-	-	7,000
March	0.10	183,250	183	18,142	-	-	-	18,325
April	0.10	20,000	20	1,980	-	-	-	2,000
May	0.10	14,556,875	14,557	1,441,131	-	-	-	1,455,688
June	0.10	4,365,342	4,365	432,169	-	-	-	436,534
July	0.20	798,625	798	158,927	-	-	-	159,725
August	0.20	71,500	72	14,228	-	-	-	14,300
September	0.20	25,430	25	5,061	-	-	-	5,086
October	0.20	207,147	207	41,222	-	-	-	41,429
November	0.20	10,853	11	2,160	-	-	-	2,171
December	0.10	3,140,777	3,141	310,934	-	-	-	314,075
Issuance of Common Stock for Cash								-
January	0.10	7,720,000	7,720	764,280	-	-	-	772,000
February	0.10	1,120,750	1,121	110,954	-	-	-	112,075
March	0.10	225,000	225	22,275	-	-	-	22,500
April	0.10	250,000	250	24,750	-	-	-	25,000
May	0.10	50,000	50	4,950	-	-	-	5,000
June	0.10	576,000	576	57,024	-	-	-	57,600
July	0.10	307,301	308	31,072	-	-	-	31,380
August	0.15	182,000	182	28,018	-	-	-	28,200
September	0.20	153,666	154	39,946	-	-	-	40,100
December	0.10	125,000	125	12,375	-	-	-	12,500
Net Loss		-	-	-	-	-	(3,820,601)	(3,820,601)
Balances, December 31, 2008		78,187,040	78,187	8,816,694	(20,000)	-	(8,710,204)	164,677

Issuance of Common Stock for Services
January	0.10	395,290	395	39,134	-	-	-	39,529
March	0.05	138,065	138	6,765	-	-	-	6,903
April	0.05	18,425,000	18,425	902,825	-	-	-	921,250
May	0.05	945,400	945	46,325	-	-	-	47,270
June	0.05	718,500	719	35,206	-	-	-	35,925
July	0.05	755,000	755	36,995	-	-	-	37,750
August	0.05	1,567,957	1,568	76,830	-	-	-	78,398
September	0.05	1,431,340	1,431	70,136	-	-	-	71,567
October	0.05	50,000	50	2,450	-	-	-	2,500
November	0.05	441,580	442	21,637	-	-	-	22,079
December	0.05	3,914,400	3,915	191,805	-	-	-	195,720
Issuance of Common Stock for Contract Option Fee December	0.05	500,000	500	24,500	-	-	-	25,000
Issuance of Common Stock for Cash
January	0.10	25,000	25	2,475	-	-	-	2,500
February	0.05	800,000	800	39,200	-	-	-	40,000
March	0.05	330,600	330	16,200	-	-	-	16,530
April	0.05	1,745,000	1,745	85,505	-	-	-	87,250
May	0.05	700,000	700	34,300	-	-	-	35,000
June	0.05	4,345,000	4,345	212,905	-	-	-	217,250
August	0.05	440,000	440	21,560	-	-	-	22,000
September	0.05	2,470,000	2,470	121,030	-	-	-	123,500
October	0.05	3,509,000	3,509	171,941	-	-	-	175,450
November	0.05	5,338,700	5,339	261,596	-	-	-	266,935
December	0.05	8,977,236	8,977	439,933	-	-	-	448,910
Net Loss		-	-	-	-	-	(2,377,568)	(2,377,568)
Balances, December 31, 2009		136,150,108	136,150	11,677,947	(20,000)	-	(11,087,772)	706,325

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2010 (Unaudited)

							Deficit
						Accumulated	Accumulated
	Average	Number of		Additional		Other	During
	Price per	Common	Common	Paid in	Treasury	Comprehensive	Development
	Share	Shares Issued	Stock	Capital	Stock	Income	Stage	Total

Issuance of Common Stock for Services
January	0.05	17,500,000	17,500	857,500	-	-	-	875,000
February	0.05	20,475,200	20,475	1,003,285	-	-	-	1,023,760
March	0.05	1,307,546	1,308	64,069	-	-	-	65,377
April	0.05	735,800	735	36,055	-	-	-	36,790
May	0.10	100,000	100	9,900	-	-	-	10,000
June	0.10	5,500,000	5,500	544,500	-	-	-	550,000
July	0.15	6,254,465	6,254	929,133	-	-	-	935,387
August	0.50	662,000	662	332,138	-	-	-	332,800
Issuance of Common Stock for Contract Option Fee
August	0.40	500,000	500	199,500	-	-	-	200,000
September	0.70	250,000	250	174,750	-	-	-	175,000
Issuance of Common Stock for Cash
January	0.05	4,691,240	4,691	229,871	-	-	-	234,562
February	0.05	42,188,960	42,189	2,067,259	-	-	-	2,109,448
March	0.05	30,048,710	30,049	1,472,387	-	-	-	1,502,436
April	0.05	4,610,000	4,610	225,890	-	-	-	230,500
May	0.10	44,028,600	44,029	4,358,831	-	-	-	4,402,860
June	0.10	7,348,580	7,349	727,509	-	-	-	734,858
July	0.40	65,000	65	25,935	-	-	-	26,000
August	0.50	425,000	425	212,075	-	-	-	212,500
September	0.73	223,547	224	165,176	-	-	-	165,400
Comprehensive Loss:
Unrealized Gain on Short-Term Investments		-	-	-	-	-	-	-
Net Loss		-	-	-	-	-	(5,985,105)	(5,985,105)
Total Comprehensive Loss		-	-	-	-	-	-	(5,985,105)
Balances, September 30, 2010		323,064,756	$323,065	$25,313,710	$(20,000)	$-	$(17,072,877)	$8,543,898

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2010 (Unaudited)

	Nine Months	Nine Months	Inception to
	September 30	September 30	September 30
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,985,105)	$(1,457,612)	$(17,072,877)
Adjustments to reconcile Net Loss to Net Cash Used by Operating Activities -
Common stock issued for services	3,829,114	1,050,877	10,980,173
Commons Stock Issued for Contact Option Fee	375,000	-	400,000
Loss from Variable Interest Entity	-	-	(1,000,000)
Gain on Sales of Short-Term Investments	(149,136)	-	(149,136)
Depreciation	11,793	-	11,793
Change in operating Assets and Liabilities -
Deposits	-	-	(100,000)
Prepaid Expenses	(42,780)	5,197	(54,000)
Security Deposits	-	-	(3,000)
Accounts Payable	42,995	(16,244)	48,467
Total Adjustments	4,066,986	1,039,830	10,134,297
Net Cash Used by Operating Activities	(1,918,119)	(417,782)	(6,938,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(78,617)	-	(78,617)
Purchase of Short-Term Investments	(6,749,099)	-	(6,749,099)
Proceeds from Sale of Short-Term Investments	6,898,235	-	6,898,235
Purchase of Energy Neutral Home	(312,666)	-	(312,666)
Net Cash used by Investing Activities	(242,147)	-	(242,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of Cash for Common Stock	9,618,564	398,530	14,256,602
Cash Received from Non-Controlling Members	-	-	1,000,000
Proceeds from Short-Term Borrowings	50,582	-	50,582
Payment on Short-Term Borrowings	(50,582)	-	(50,582)
Purchase of Treasury Stock	-	-	(20,000)
Payments to Related Parties	-	(5,000)	(50,000)
Advances from Related Parties	-	50,000	50,000
Net Cash Provided by Financing Activities	9,618,564	443,530	15,236,602

NET INCREASE IN CASH	7,458,298	25,748	8,055,875

CASH - BEGINNING	597,577	112,519	-

CASH - ENDING	$8,055,875	$138,267	$8,055,875

Supplemental Disclosures:
Cash paid for Income Taxes	$-	$-	$-
Cash paid for Interest	$392	$-	$3,986

Non-Cash Investing and Financing Activities:
Receivable for Sale of Common Stock	$-	$-	$40,000

The accompanying notes are an integral part of these financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Alternate Energy Holdings, Inc., (and its subsidiaries Idaho Energy Complex Corporation, International Reactors, Inc. and Reactor Development, LLC) formerly Nussentials Holdings Inc., is a development stage enterprise focused on the purchase, optimization and construction of green energy sources – primarily nuclear power plants.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities.   Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

Alternate Energy Holdings, Inc., considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures up to $250,000 balances at September 30, 2010 and December 31, 2009.   The uninsured balances at September 30, 2010 and December 31, 2009 were $7,555,875 and $347,577, respectively.

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

Stock Based Compensation

Alternate Energy Holdings, Inc.’s non-employees, share-based expense are recorded in accordance with FASB ASC 505-50 “Equity Based Payments to Non-Employees.”  Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through September 30, 2010. For the nine months ended September 30, 2010 and 2009, 41,500,000 and 17,950,000 shares of restricted stock were issued for officer/board services, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other Comprehensive income (loss) is primarily the result of unrealized gains and losses on Short-Term investments.  The following table set forth the components of comprehensive income (loss):
	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2010	2009	2010	2009
Net Loss	$(1,636,459)	$(1,200,857)	$(5,985,105)	$(1,457,612)
Unrealized Gain on Short-
Term Investments	-0-	-0-	-0-	-0-
Comprehensive Income	$(1,636,459)	$(1,200,857)	$(5,985,105)	$(1,457,612)

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

NOTE 2 - COMMON STOCK

During 2006, Alternate Energy Holdings, Inc.
-	Issued 4,252,088 shares of common stock to the Nussential Holdings shareholders in the reverse merger – See Note 1 for the details.
-	Issued 1,249,999 shares of common stock valued at $1,318,749 for services.
-	Issued 1,964,000 shares of common stock for cash received in the amount of $321,999.
-	Purchase 400,000 shares of treasury stock for cash in the amount of $20,000.
During 2007, Alternate Energy Holdings, Inc.
-	Issued 7,865,652 shares of common stock valued at $1,687,111 for services.
-	Issued 8,433,536 shares of common stock for cash received in the amount of $1,749,359.
During 2008, Alternate Energy Holdings, Inc.
-	Issued 24,762,049 shares of common stock valued at $2,587,558 for services.
-	Issued 10,709,717 shares of common stock for cash received in the amount of $1,106,355.
During 2009, Alternate Energy Holdings, Inc.
-	Issued 28,282,532 shares of common stock valued at $1,433,891 for services.
-	Issued 500,000 shares of common stock valued at $25,000 for a contract option fee.
-	Issued 29,180,536 shares of common stock for cash received in the amount of $1,460,325.
During 2010, Alternate Energy Holdings, Inc.
-	Issued 52,535,011 shares of common stock valued at $3,829,114 for services.
-	Issued 750,000 shares of common stock valued at $375,000 for a contract option fee
-	Issued 133,629,637 shares of common stock for cash received in the amount of $9,618,564.

NOTE 3 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a two-year lease and on a month-to-month basis under another lease. The two year lease is dated April 1, 2010 and expires April 2012. Rent expense for the nine months ending September 30, 2010 and 2009 was $42,660 and $38,935, respectively. The following is a schedule of future minimum payments under the operating lease at September 30, 2010:

2010	$6,000
2011	24,000
2012	6,000
Total	$36,000

Alternate Energy Holdings, Inc. has entered into three contracts dated December 11, 2009, August 10, 2010 and September 10, 2010 and to purchase land in Idaho. This option holds the contract open until December 18, 2010, January 10, 2012 and September 10, 2011, respectively.  The expenses relating to these contracts are shown as Issuance for Common Stock for Option Fee in the Stockholder’s Equity Statement.

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

The consolidated financial statements includes the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under “Non-Controlling Interest in Variable Interest Entity” in the accompanying consolidated income statement.  Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at September 30, 2010 and December 31, 2009, respectively.

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

NOTE 7 – LINE OF CREDIT

Alternate Energy had a Variable Credit Line with UBS Bank. The line had been approved for $2,600,000 and has a balance $-0- and $-0- outstanding on it as of September 30, 2010 and 2009, respectively. Interest was being charged a rate of 2.00% above the 30 day LIBOR rate. The line was secured by investments of the Company held by UBS bank. The line was closed in September 2010.

NOTE 8 – AVAILABLE-FOR-SALE-SECURITIES

The Company’s investments consist of equity investments in mutual funds.  An investment company is professionally managing the portfolio of the investments.  The Company’s investments are classified as available-for sale and are recorded on the consolidated balance sheet at fair value based on Level 1 inputs.  Unrealized gains and losses on the investments are included as a separate component of other comprehensive income.  The Company will recognize an impairment charge if a decline in the fair value of its investments below cost basis is judged to be other-than-temporary.  Unrealized gains, included in other comprehensive income at September 30, 2010 and 2009 were $-0- and $-0-, respectively. All investments were sold during the quarter ending September 30, 2010. All securities were sold during the three months ending September 30, 2010.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Our business consists of (1)  development of a nuclear plant site in Payette, Idaho, and obtaining licenses for its construction and operation so that we can become one of the first independent nuclear power producers in the United States, (2) developing our Energy Neutral packages which we will sell and market in the future in order to assist homeowners, businesses and farmers to operate with minimal or no reliance on the electrical grid, and (3) identifying opportunities to assist developing countries to construct commercial nuclear reactors on oceanfront sites in order to co-generate clean energy and desalinate water.

Our Payette Nuclear Project, Idaho Energy Complex

Through our subsidiaries, Idaho Energy Complex and Reactor Land Development, we are in the process of acquiring and developing a nuclear plant site in Payette, Idaho and obtaining related licenses for its construction and operation.   We are currently entering the final state and local zoning approval process for the reactor site scheduled to begin December 2, 2010.  Our management has significant experience in the nuclear industry, power generation, and facility development. Our Payette, Idaho project, or the Project, will involve acquiring land and water rights, permits and licenses, development rights and such other property and services necessary to develop an energy complex in Idaho, including one or more nuclear reactors that we expect to eventually operate as the first Greenfield location nuclear independent power producer in the western US.

Energy Neutral Homes

In March 2010, our subsidiary, Energy Neutral™ Inc, completed construction on a model home to demonstrate that a competitively-priced and energy cost efficient home can be constructed using energy-efficient techniques, Energy Star Appliances, photovoltaic solar panels, and in-home energy monitoring. Our efforts resulted in a home that creates more power than it uses on a month-to-month basis. The model home which produces more power than consumed has been shown to the public the last several months and is now for sale.  On October 4, 2010 we started a new 5 home subdivision in North Boise, Idaho to sell affordable starter level homes with Energy Neutral equipment.  We plan to work with construction companies to offer franchise opportunities that will make Energy Neutral™ a brand name in a new market of affordable renewable energy.

Nuclear Reactors and Desalination for Emerging Countries

Through our subsidiary, Green World Water™ Inc., we are identifying opportunities in developing countries to construct nuclear power plants that will, as a byproduct of energy production, desalinate water and provide potable water to communities where potable water is not readily available. We expect to develop commercial nuclear reactors on oceanfront sites, particularly in Latin America and western-friendly Middle Eastern countries and Africa, to co-generate clean energy and desalinate water. We believe that we can utilize available nuclear technology to address electrical energy needs while simultaneously producing fresh water from ocean intake. The Company has signed an agreement with China National Nuclear Corporation, or CNNC, a state-owned enterprise in China relating to the production of desalinization reactors in China to market on a worldwide basis. The agreement grants AEHI, through GWW, rights to market desalination reactors (CP-W 650 and 1100) outside of China for 10 years in exchange for a commission of 2 to 10% depending on the final negotiated price. We have currently signed Memoranda of Understanding, or MOUs, with one international company in India relating to the commencement of discussions regarding the feasibility of desalination nuclear reactors. We have recently opened an office in Lagos, Nigeria to promote the sale of GWW products.

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

Plan of Operation

We estimate that the initial funding needs for the Idaho Nuclear Project will be approximately $100.0 million to obtain land, water and Nuclear Regulatory approval among other things. We currently are in the process of finalizing the agreement with a funding source for the Project’s nuclear site approval in order to raise money through a stock equity line.  Any shortfall will have to be funded through other means, such as a debt financing, cost-sharing with contractors and suppliers, or other securities offerings, including a securities offering by our company or any of our other subsidiaries.

While the success of the Project does not depend on financial assistance from any governmental entities, our management believes, based on the 2005 Energy Policy Act, that the Project may be eligible for an 80% Federal loan guarantee for the construction of new nuclear facilities, and an applicable Federal tax credit of $1.0 billion over eight years.  These loan guarantees and tax credits could help facilitate our financing initiatives and allow us to raise the requisite funding for operating expenses during that timeframe.

The intended use of the funds for the initial phase of the Project, nuclear site approval, is approximately as shown below:

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

We do not, and will not, have the funds required to execute our business plan as outlined above, unless we are successful at raising capital through a equity line or otherwise. The availability and terms of any future financing will depend on market and other conditions. The amount of proceeds and uses are based upon the projections by our management, which may also change according to unforeseen future events and market changes. We have no commitments for any financing as of the date of this report.

Except for the potential sale of our Energy Neutral™ model home and our undertaking to build 5 new Energy Neutral™ homes in the continuance of our business operations over the next twelve months, we do not intend to purchase or sell any significant assets nor do we expect a significant change in the number of our employees.

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

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2010 to September 30, 2009

During the three months ended September 30, 2010 and 2009, we did not recognize any revenues from our operations. During the three months ended September 30, 2010, we incurred operating expenses of $1,860,245 compared to $397,423 during the three months ended September 30, 2009. The increase of $1,462,822 was a result of an increase in our operational activities as compared to the three months ended September 30, 2009.  The following table is a comparison of the significant operational expenses that we incurred during the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,		INCREASE
	2010	2009	(DECREASE)

Consulting services	$910,551	$175,589	$734,962
Marketing services	$159,483	$25,300	$134,183
Public relations	$216,665	$14,218	$202,447
Legal fees	$262,117	$30,189	$231,928
Board and Officer Services	$80,000	$30,000	$50,000

During the three months ended September 30, 2010, we recognized a net loss of $1,636,459 compared to a net loss of $397,412 during the three months ended September 30, 2009. The increase of $1,239,047 in net loss was a result of an increase in operational expenses primarily due to the increase of consulting services, legal fees, marketing, and public relation fees.  The company’s basic and diluted loss per share was $0.01 during the three months ended September 30, 2010 versus a basic and diluted loss per share of $0.00 during the three months ended September 30, 2009.

Comparison of the Nine Months Ended September 30, 2010 to September 30, 2009

During the nine months ended September 30, 2010 and 2009, we did not recognize any revenues from our operations. During the nine months ended September 30, 2010, we incurred operating expenses of $6,224,818 compared to $1,861,003 during the nine months ended September 30, 2009. The increase of $4,363,815 was a result of an increase in our operational activities as compared to the nine months ended September 30, 2009. The following table is a comparison of the significant operational expenses that we incurred during the nine months ended September 30, 2010 and 2009:

	Nine months Ended
	September 30,		INCREASE
	2010	2009	(DECREASE)

Consulting services	$2,081,553	$331,072	$1,750,481
Marketing services	$196,935	$45,890	$151,045
Public relations	$368,593	$91,582	$277,011
Legal fees	$471,637	$74,634	$397,003
Board and Officer Services	$2,586,000	$992,500	$1,593,500

During the nine months ended September 30, 2010, we recognized a net loss of $5,985,105 compared to a net loss of $1,855,424 during the nine months ended September 30, 2009. The increase of $4,129,681 in net loss was a result of an increase of consulting services, legal fees, board and officer services and public relations. The Company’s basic and diluted loss per share was $0.02 during the nine months ended September 30, 2010 versus a basic and diluted loss per share of $0.02 during the nine months ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had total of cash and cash equivalents of $8,055,875, total current assets of $8,209,875, and current liabilities of $48,467.  The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow
	Nine Months Ended
	September 30,
	2010	2009

Net cash provided by (used in) operating activities	$(1,918,119)	$(417,782)
Net cash used in investing activities	$(242,147)	$-
Net cash provided by (used in) financing activities	$9,618,564	$443,530
Net cash inflow (outflow)	$7,458,298	$25,748

Operating Activities

Net cash used in our operating activities increased by $1,500,337 for the nine months ended September 30, 2010 as compared to the same period in 2009. This increase in funds used by our operating activities was primarily due to increase in officer/board compensation and consulting services.  This increase in funds used in our operating activities was partially offset by stock issued for services in the amount of $3,829,114.

During the nine months ended September 30, 2010, the net cash used in our operating activities was $1,918,119.  Net cash used in our operating activities during the nine month period ended September 30, 2010 includes non-cash items consisting of stock for services totaling $3,829,114. During the nine months ended September 30, 2009, the net cash used in our operating activities was $417,782. Net cash used in our operating activities during the nine month period ended September 30, 2009 includes non-cash items consisting of stock for services totaling $1,050,877.

Investing Activities

During the nine months ended September 30, 2010, the net cash used in our investing activities was $242,147, comprised of the purchase of short-term investments, fixed assets and the Energy Neutral Home.  There was no net cash provided by or used in our investing activities for the nine months ended September 30, 2009.

Financing Activities

Net cash provided by financing activities increased by $9,175,034 for the nine months ended September 30, 2010 as compared to the same period of 2009. This increase in funds provided by our financing activities was primarily due to receipt of cash for shares of common stock.

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

Critical Accounting Policies and Estimates

As discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we consider our policies on use of estimates, cash and cash equivalents and stock based compensation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.  There have been no significant changes to these policies in the three months ended September 30, 2010.  For a detailed discussion on the application of these and other accounting policies, see Item 1 of Part I, “Financial Statements – Note 1 – Accounting Policies – Summary of Significant Accounting.

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

There were no unregistered sales of equity securities during the fiscal quarter ended September 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the fiscal quarter ended September 30, 2010.

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

Date: November 15, 2010

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