Form 10-K/A
period 2009-12-31
ALTERNATE ENERGY HOLDINGS, INC.
filed 2011-03-31
CIK 1421874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

[x]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and

For the fiscal year ended December 31, 2009
or

[_]	Transaction Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number: 000-53451
ALTERNATE ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5689191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

911 E. Winding Creek Dr., Suite 150, Eagle, Idaho	83616
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (208) 939-9311

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [_]    No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [_]    No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [_]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[x]
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

Amendment No. 1 to the Annual Report on Form 10-K
for the Year Ended December 31, 2009

EXPLANATORY NOTE

Alternate Energy Holdings, Inc. (“AEHI” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed on March 31, 2010 (the “Original Filing”), to amend Part III of the Original Filing to remove Jennifer Ransom (“Ms. Ransom”) as a named executive officer of the Company.  The Company previously reported Ms. Ransom’s information based on its mistaken belief that she was an executive officer requiring such disclosure under Item 401 of Regulation S-K under the Securities Act of 1933 (the “Act”) in her position as V.P. of Admin. & Secretary based on her title not her duties.  In fact, Ms. Ransom was not, and is not, an executive officer of the Company requiring such disloscure under the Act.  This Amendment is also being filed to clarify the description of other compensation paid to Mr. Gillispie as disclosed in the Summary Compensation Table.

Except as described above, no other changes have been made to the Original Filing, and this Amendment No. 1 on Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.  This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

Part III of the Original Filing is hereby amended in its entirety to read as follows:

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

The following table sets forth information as to persons who currently serve as the Company directors or executive officers, including their ages, as of March 26, 2010.

NAME	AGE	POSITION
Donald Gillispie	66	President, Chief Executive Officer, Chief Operating Officer and Chairman
Gregory E. Kane	67	Vice President and Director
John Franz	71	Vice President and Director
Rick J. Bucci	43	Vice President and Chief Financial Officer
Leon Eliason	69	Director
Kenneth A. Strahm Sr.	72	Director
Ralph Beedle	70	Director
Mike Sellman (1)	62	Director

(1) Mr. Mike Sellman was appointed as a director by the board of directors on May 28, 2009.

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

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other compensation ($)	Total ($)
Donald Gillispie, President CEO, COO and Director (1)	2009	0	0	500,000	0	133,000	633,000
	2008	0	0	750,000	0	120,000	870,000

Rick J. Bucci, Vice President, Chief Financial Officer (2)	2009	0	0	100,000	0	0	100,000
	2008	0	0	350,000	0	0	350,000

(1)  During the year ended December 31, 2008, Mr. Gillispie received 7,500,000 shares of common stock valued at $0.10 per share as compensation for his services; and $120,000 of other compensation.    During the year ended December 31, 2009, Mr. Gillispie received 10,000,000 shares of common stock valued at $0.05 per share as compensation for his services; and $133,000 of other compensation. With respect to amounts representing other compensation for the years ended December 31, 2008 and 2009, such amounts represent Mr. Gillispie’s cash compensation which was paid to Energy Executives, LLC, Mr. Gillispie’s consulting business, as Mr. Gillispie is paid by us as an independent contractor.

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

Compensation Committee Report

The board of directors has reviewed and discussed the compensation following with the management:

(i) the objectives of the company’s compensation programs; (ii) what the compensation program is designed to reward; (iii) each element of compensation; (iv) why the company chooses to pay each element; (v) how the company determines the amount (and, where applicable, the formula) for each element to pay; and (vi) how each compensation element and the company's decision regarding that element fit into the company's overall compensation objectives and affect decisions regarding other elements.

Director Compensation

The Company does not pay any directors fees for meeting attendance.  An Audit Committee has been established; however no compensation has been paid for this function to date.

The following table sets forth certain information concerning compensation paid to the Company’s directors during the year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
John Franz	0	47,500	0	47,500
Kenneth Strahm	0	25,000	0	25,000
Ralph Beedle	0	25,000	0	25,000
Greg Kane	0	25,000	0	25,000
Leon Eliason	0	25,000	0	25,000
Mike Sellman	0	25,000	0	25,000

(1)	During the year ended December 31, 2009, the above directors received shares of the Company’s common stock valued at $0.05 per share for their services as directors.

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

Name and Address of Beneficial Owner(1)	Number of Common Stock Beneficially Owned(2)	Percent of Class Beneficially Owned
Donald Gillispie, President, CEO, COO and Director	39,600,000	15.70%
Gregory E. Kane, Vice President and Director	2,500,000	1.00%
John Franz, Vice President and Director	3,080,000	1.22%
Rick J. Bucci, Vice President and Chief Financial Officer(3)	13,004,726	5.15%
Leon Eliason, Director	2,500,000	1.00%
Kenneth A. Strahm, Sr., Director	2,500,000	1.00%
Ralph Beedle, Director	2,500,000	1.00%
Mike Sellman	1,500,000	0.6%
Jennifer Ransom, 5% shareholder	17,000,000	5.15%
All directors and executive officers as a group (8 persons)	67,184,726	26.62%

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

Item 14. Principal Accounting Fees and Services

EFP Rotenberg, LLP (“Rotenberg”) is the Company’s principal auditing accountant firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining Rotenberg’s independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2009 by EFP Rotenberg, LLP and December 31, 2008 by Rotenberg, CPA’s, respectively.

	Year Ended December 31,
	2009	2008
Audit Fees	24,300	26,000
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$$24,300	26,000

All audit work was performed by the auditors’ full-time employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alternate Energy Holdings, Inc.

By: /s/ Donald L. Gillispie Donald L. Gillispie President, Chief Executive Officer and Director (principal executive officer)	Dated: March 31, 2011

By: /s/ Rick J. Bucci Rick J. Bucci Vice-President and Chief Financial Officer (principal accounting officer)	Dated: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald L. Gillispie
Donald L. Gillispie, President, CEO, COO and Director	Dated: March 31, 2011
/s/ John Franz
John Franz, Vice President and Director	Dated: March 31, 2011
/s/ Rick J. Bucci
Rick J. Bucci, Vice President and Chief Financial Officer	Dated: March 31, 2011
/s/ Kenneth A. Strahm
Kenneth A. Strahm, Sr., Director	Dated: March 31, 2011
/s/ Ralph Beedle
Ralph Beedle, Director	Dated: March 31, 2011
/s/ Mike Sellman
Mike Sellman, Director	Dated: March 31, 2011