Form 10-K
period 2010-12-31
ALTERNATE ENERGY HOLDINGS, INC.
filed 2011-04-06
CIK 1421874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and

For the fiscal year ended December 31, 2010
or

[_]	Transaction Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _____________

Commission file number: 000-53451

ALTERNATE ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5689191 (I.R.S. Employer Identification No.)

911 E. Winding Creek Dr., Suite 150, Eagle, Idaho	83616
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (208) 939-9311

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x ]    No [__]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [_]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |_| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $280,553,794 as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the average bid and asked price of such common equity as quoted by the Pink Sheets on such date.

The number of shares outstanding of the registrant’s common stock as of March 31, 2011, was 325,087,791 shares.

ii

iii

PART I

In this Annual Report, the terms “we”, “us”, “our”, “Company” , “AEHI” and “Alternate Energy Holdings” refer to Alternate Energy Holdings, Inc. and our wholly owned subsidiaries.  This Annual Report contains forward-looking statements that involve risks and uncertainties.  The inclusion of forward-looking statements should not be regarded as a representation by us or any other person that the objectives or plans will be achieved because our actual results may differ materially from any forward-looking statement.  The words “may,” “should,” “plans,” “believe,” “anticipate,” “estimate,” “expect,” their opposites and similar expressions are intended to identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements, including but not limited to, those risk factors outlined in the section titled “Risk Factors” as well as those discussed elsewhere in this Annual Report.  You should not unduly rely on these forward-looking statements, which speak only as of the date of this Annual Report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Annual Report or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports that we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Annual Report.

Item 1.                       Business

Introduction

We were incorporated in the State of Nevada on July 31, 2001, and commenced operations in August 2005, and were formerly know as Nussentials Holdings, Inc.  Subsequently, Sunbelt Energy Resources, Inc. was formed on August 29, 2005 to operate in the alternate energy industry.  Sunbelt has experienced limited operational activity.  In September 2006, Sunbelt acquired Nussential Holdings, Inc. by exchanging 17,900,000 shares of Sunbelt for 100% or 21,399,998 shares of the common stock of Nussential Holdings.  As a result of the acquisition, the shareholders of Sunbelt owned a majority of the voting stock of Nussentials Holdings, and Sunbelt changed its name to Alternate Energy Holdings, Inc. The transaction was accounted for as a reverse merger, whereby Alternate Energy Holdings, Inc. was the acquirer, which resulted in the recapitalization of Alternate Energy Holdings, Inc.  Simultaneously with the reverse merger, Nussentials Corporation,  a wholly-owned subsidiary of Nussentials Holdings, Inc., was transferred to Nussential Holdings,  Inc. through issuance of 4,252,088 shares of common stock.

In October 2008, we filed a Form 10-SB with the Securities and Exchange Commission, and thereafter became a public reporting company under the Securities Exchange Act of 1934, as amended.  Our common stock is currently traded under the symbol AEHI.PK.

We are a development stage enterprise engaged in the purchase, optimization and construction of green energy sources, primarily nuclear power plants.  Alternate Energy Holdings, Inc. was founded by former senior executives of the utility and finance industries to effectively address several aspects of the “energy crisis”:  dependency on sources of foreign oil, global depletion of fossil fuel reserves, renewable energy, global warming and power plant emissions.

Our corporate offices are at 911 E. Winding Creek Dr., Suite 150, Eagle, ID 83616.  We maintain a corporate website at www.alternateenergyholdings.com, and websites for our subsidiaries at  www.energyneutralinc.com and www.greenworld-h2o.com. The information on or which may be accessed though the foregoing websites is not incorporated in, and is not a part of, this Annual Report.

As depicted below, Alternate Energy Holdings, Inc. is a holding company that consists of four active corporate entities:   Idaho Energy Complex, Reactor Land Development, LLC, Green World Water, Inc. and Energy Neutral, Inc.  We also have one inactive subsidiary, International Reactors Incorporated, a Nevada corporation.

Idaho Energy Complex was formed to oversee a proposed $10 billion nuclear project near Payette, Idaho, with an adjacent backup site. Reactor Land Development is engaged in acquiring funds for land and water rights, permits and licenses, and plant development rights.  Green World Water™ assists developing countries with power generation as well as the production of potable water. Energy Neutral™ designs and constructs homes intended to be “energy neutral” (e.g., they consume less energy than they generate) and assists homeowners, businesses and farmers with reducing energy consumption and reliance on the electrical grid.

Business Strategy

We intend to service the electric power generation industry by acquiring and developing nuclear plant sites and obtaining licenses for their construction and operation throughout the United States.  The initial proposed energy complex (which we refer to as “the Project”) is in the State of Idaho.  We intend to be an independent power producer and are in the process of obtaining permits for the site, which will include one or more nuclear reactors.  We plan to meet the growing needs of the marketplace by providing reliable, low cost, large-scale power production on a national scale and, in addition, offering emerging demand-side and power management technologies to reduce energy consumption by homes, and commercial and agricultural businesses.

During the fourth quarter of 2009, our Idaho Energy Complex subsidiary entered the local land use approval process for the Project, and received initial approval from the Payette County Planning and Zoning Commission in November 2009.  During 2010, we received the approval for our comprehensive plan from the Payette County Commissioners, and approval for the required rezoning of the proposed site from the Payette County Planning and Zoning Commission.  We are awaiting a hearing for the final rezoning approval by the Payette County Commissioners.  The hearing is expected to occur during the second quarter of 2011.  If we are successful in obtaining rezoning approval from the County Commissioners, we will commence the approval process of the Nuclear Regulatory Commission (“NRC”) will begin and may last as long as three to five years.  The Company plans to finance the Idaho Energy Complex with a combination of secured debt, Federal government loan guarantees, unsecured debt and equity and equity-linked securities, subject to future market conditions.  Additionally, the Company is exploring a nuclear plant site in Colorado.  Subject to market conditions, the Company would ultimately like to develop and own nuclear energy complexes throughout the Rocky Mountain region to be able meet power shortage issues on both coasts.

As the Idaho Project moves through the extensive regulatory approval process, the Company is developing other revenue opportunities through its other subsidiaries. Through our Green World Water™ subsidiary, we are currently working with China National Nuclear Corporation to develop and build a desalinization reactor to market to developing countries needing potable water and electricity. The Company began marketing these reactors in the third quarter of 2010.  The lead time to order such a reactor is twelve (12) months, at an estimated cost of $2.5 to $3 billion.

Our Energy Neutral subsidiary, which is focused on assisting homeowners, businesses and farmers with reducing energy consumption and reliance on the electrical grid, completed construction of six homes designed and constructed to be energy neutral, i.e., they consume less energy than the generate, with excess energy generation being placed back on the public utility grid. Two of these homes were sold during the first quarter of 2011, representing our first revenues, for gross sales proceeds of approximately $447,000.  One of the newly-sold Energy Neutral homes was built in the Panther Creek subdivision of West Boise, Idaho, and is one of five homes in the same neighborhood which was designed to conserve electricity through energy-efficient construction methods and appliances.  The second house, which resides on Scotfield Court in Boise, was built as the first Energy Neutral model home to meet stringent energy-efficient standards, but also produces more electricity than it consumes during most days through a series of low-profile solar panels.  The Energy Neutral pilot home on Scotfield Court was developed as a model home for demonstrating the concept and advertising, so it was not as profitable as anticipated. The second home sold in Panther Creek made a reasonable profit of approximately $7,500.

Industry Overview

According to the Nuclear Energy Institute (“NEI”), an independent industry organization, in 2009 nuclear power plants provided 14% of the world’s electricity and nearly 20.2% of the electricity in the United States. As reported by the NEI, nuclear energy is the United States’ largest source of emission-free electricity and second largest source of power.  According to the European Nuclear Society, as of January 19, 2011, there are a total of 442 nuclear power plants operating in plants in 30 countries.  In the United States, 65 nuclear power plants are in commercial service operating a total of 104 nuclear reactors.  On a global basis, the collective installed-electric-net-capacity of nuclear power plants is 375 gigawatts, or GW.

Nuclear Power Plants as of 2011-01-19

Number of Reactors in Operation Worldwide

As of January 19, 2011, there are another 65 plants, with an installed capacity of 63 GW, under construction in 16 different countries.  In addition, on a worldwide basis, 500 plants are either planned, proposed or under consideration.

Number of Reactors under Construction Worldwide

The last two power plants built in the United States were the Watts Bar plant, which began construction in 1973, was completed in 1990, and did not begin commercial operation until 1996, and the River Bend plant, which was built in 1977 and went online in 1986.  In 2010, President Obama announced that his administration has approved an $8.3 billion loan guarantee to build the first domestic nuclear power plant in three decades at Plant Vogtle in Waynesboro, Georgia site in three decades. On February 16, 2010, President Obama said, “… this one plant will cut carbon pollution by 16 million tons each year when compared to a similar coal plant.  That’s like taking 3.5 million cars off the road.” As reported by the New York Times on March 17, 2011, the Obama administration has requested that, subject to congressional approval, $36 billion be appropriated for the nuclear loan guarantee program.

We believe nuclear energy represents the most “eco-efficient” of all energy sources because it produces the most electricity in relation to its minimal environmental impact.  In addition, nuclear power plants do not emit harmful gases, require a relatively small area, do not deplete natural resources (such as fossil fuels), and effectively mitigate other impacts.  As a result, they cause no significant adverse effects to water, land, habitat, species and air resources.

Additionally, we believe nuclear power has the lowest production cost and highest capacity factor of the major sources of electricity.  Nuclear is a chief contributor to national energy security and is not subject to unreliable weather or climate conditions, unpredictable cost fluctuations, or dependence on foreign suppliers.  Adding to their reliability, nuclear power plants are designed to operate continuously for long periods of time.  They can run from approximately 540 to 730 days at over 90% reliability before they are shut down for refueling.

Overall, worldwide demand for energy is projected to increase 44% between 2006 and 2030, and as a result there is a renewed interest in nuclear power.  A Bisconti poll in March 2009 finds 70% of Americans in favor of building new nuclear power plants.  NEI polls have found that 84% of Americans live in close proximity to nuclear power plants favor nuclear energy, and 90% positively view the plants.

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

Impact of Nuclear Incidents

While there is a global renaissance underway for nuclear energy, its current popular support could evaporate quickly due to the occurrence of nuclear incidents such as the recent earthquake and tsunami in Japan which led to significant damage to three reactors at the Fukushima Dai-ichi nuclear plant, including the possible damage to fuel rods inside the three reactors.  This disaster in Japan could reawaken old fears regarding nuclear energy production and raise public opposition to the planned future construction of nuclear plants, including the Project.  Increased public opposition could lead to political opposition and failure of regulatory agencies to grant necessary permits and licenses, and could also make it much more difficult for us to raise the money we require to fund the Project’s approval and construction.

Our Company

As noted above, we are a holding company comprised of 4 operating corporate entities: Idaho Energy Complex, Inc., Reactor Land Development, LLC, Energy Neutral, Inc. and Green World Water, Inc (which was formed in 2010, and has succeeded to the business formerly conducted by a fifth, inactive subsidiary, International Reactors Incorporated).

Idaho Energy Complex, Inc.

Idaho Energy, an Idaho corporation and 100% wholly-owned subsidiary of the Company that was formed in March 2007, is a proposed $10 billion nuclear complex near Payette, Idaho.  Idaho Energy is the manager of Reactor Land, a Delaware limited liability company that is attempting to obtain funding for the nuclear facility land, water rights and NRC operating license.  Five thousand acres have been dedicated to the Project, which will provide enough electricity to power Idaho’s growth, as well as generate income through the sale of power to out-of-state markets.  The Payette facility will feature a new advanced nuclear reactor design that does not require large amounts of water for cooling.   The Company plans to build up to six advanced reactors at Idaho Energy and operate as an Independent Power Producer (“IPP”).  .

Reactor Land Development, LLC

Reactor Land, a 100% owned subsidiary of Idaho Energy, is a Delaware limited liability company.  Reactor Land began operations in September 2007, with Idaho Energy as its manager.  Its purpose is to acquire funding for land and water rights, permits and licenses, development rights and such other properties and services necessary to develop approved sites in Idaho for one or more nuclear reactors.

Energy Neutral, Inc.

Energy Neutral™, a 100% wholly-owned subsidiary of the Company, assists homeowners, businesses and farmers to operate with minimal or no reliance on the electrical grid.  Energy Neutral’s primary services are:  design and construction of residential “energy neutral” homes, evaluating existing homes, businesses and farms for conservation and renewable energy potential; drafting plans to attain or approach energy neutrality; and working with wind, conservation and solar suppliers and installers to install products in the marketplace.   During 2010 and early 2011, Energy Neutral completed construction of six “energy neutral” homes in Boise, Idaho, which feature unique design elements as well as standard “energy neutral” elements, including the Energy Star certification and solar power generation.   As noted above, two of these homes were sold during the first quarter of 2011, representing our first revenues, for gross sales proceeds of approximately $447,000.

Green World Water, Inc.

Green World Water™, a 100% wholly-owned subsidiary of the Company was formed in 2010 to assist developing countries with power generation, as well as the production of potable water.  Green World Water has succeeded to the business of another Company subsidiary, International Reactors Incorporated, a Nevada corporation, which was formed in November 2007 but now is inactive.  Green World Water seeks to construct commercial nuclear reactors on oceanfront sites, particularly in Latin America and western-friendly Middle Eastern countries to co-generate clean energy and desalinate water.  Green World Water believes that advanced nuclear technology can be used to address electrical energy needs while simultaneously producing fresh water from ocean intake.  The Company has an agreement with a third party consulting firm in China, which in turn has an agreement with a wholly owned subsidiary of China National Nuclear Corporation (CNNC). Pursuant to the consulting firm’s agreement with the CNNC subsidiary, the consulting firm along with Green World Water™ is marketing on a worldwide basis and providing other significant services in connection with the sale of desalinization reactors manufactured by CNNC and its subsidiary. Commissions received on any sales made through the efforts of Green World Water and the consulting firm will be split 60%/40%, respectively.

The Project – The Opportunity

According to the U.S. Energy Information Agency, domestic energy consumption is expected to increase 30% between 2005 and 2030.  In Idaho, which is the site of the Company’s energy complex, the demand for energy is clear.  In the fall of 2007, two major corporations stated that they could no longer consider Boise, Idaho as a possible relocation site because the existing utility infrastructure could not supply sufficient power. At the same time, Idaho ranks last among the 11 Western states for the number of megawatts it plans to bring on-line between 2007 and 2011 according to U.S. Energy Information Administration figures.

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

The Nuclear Provisions H.R. 6 Energy Policy Act of 2005 has created an ideal market atmosphere for the development of new plants.  The bill provides an 80%/20% loan guarantee for technologies that avoid, reduce or sequester air emissions, including advanced nuclear plants.  Additionally, the energy bill approved provisions supported by the current administration to provide 100% of the cost of delays (when delays are beyond the industry’s control) during construction and at the commencement of operations.  The Company plans to take advantage of prevailing political sentiment and actively pursues federal loan guarantees for the Idaho energy complex.  In his 2011 budget, President Obama is requesting $36 billion as nuclear project loan guarantees.  $8.3 billion of nuclear loan guarantees were awarded in 2010.  Idaho Energy’s management intends to apply for the maximum amount of guarantees that are available to the Company under this program.

The Project - Phase 1

After three decades, nuclear power is re-emerging as a necessary component of a well-balanced power generation portfolio.  Demand for nuclear plant sites is growing.  Stringent NRC criteria limit the number of qualified reactor sites.  Fourteen companies, including the Company, have notified the NRC of their intent to file for construction and operating licenses (“COL”) for 34 new units by the third quarter of 2011.  All the proposed sites, except the Company’s Idaho site and one in Utah, are east of the Rocky Mountains.  We believe the value of attractive sites, particularly in the Western United States, is expected to rise because of the following factors:

•	nuclear generation can be very profitable;

•	global experience has reduced construction and operating costs;

•	costs of electricity from competitive fossil generation plants are rapidly rising due to emissions problems and market forces;

•	coal power plants are no longer a viable option due to global warming concerns;

•	hydroelectric power is in decline as plant relicensing becomes more difficult because of environmental challenges;

•	deregulation of wholesale electric pricing is expected to enable independently-owned nuclear plants to realize the full economic advantage of low cost nuclear power;

•	nuclear generation has gained public acceptance;

•	nuclear generation has demonstrated that it is a safe, reliable form of electricity generation a worldwide;

•	the federal government supports nuclear deployment through regulatory changes and tax benefits;

•	there are a limited number of sites that meet licensing and economic criteria for a nuclear plant;

•	licensing criteria involves low population density, low impact seismic potential activity and low environmental impact; and

•	economic/infrastructure: water availability, and ability to serve major markets through existing transmission, with low construction costs, etc.

The Site

After a three-year search, the Company has, through Idaho Energy, located a primary site (the “Site”) in Payette, Idaho that will cost approximately $25.0 million, including the acquisition of water rights.  The Company believes this location is well suited for the licensing, construction and development of a nuclear power reactor.  The Company, through Idaho Energy, has entered into and executed an agreement to complete the purchase of the Site.  The agreement is renewable every 12 months by the parties until the land receives local approval for a nuclear plant, at which time the Company will ultimately purchase the location, subject to available financial resources.  In the event that an approval is not received, Idaho Energy is not obligated to purchase the land.  The features of the Site include:

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

The Site for this Project has passed preliminary evaluations by ENERCON, an engineering firm that grants pre-approval of nuclear plant sites and assists with filing the NRC application.  During the fourth quarter of 2009, our Idaho Energy Complex subsidiary entered the local land use approval process for the Project, and received initial approval from the Payette County Planning and Zoning Commission in November 2009.  During 2010 we received the approval for our comprehensive plan from the Payette County Commissioners, and approval for the required rezoning of the proposed site from the Payette County Planning and Zoning Commission.  We are awaiting a hearing for the final rezoning approval by the Payette County Commissioners.  The hearing is expected to occur during the second quarter of 2011.  If we are successful in obtaining rezoning approval from the County Commissioners, we will commence the approval process of the Nuclear Regulatory Commission (“NRC”). Approval from the NRC is necessary, and, will take an estimated three to five years before construction of the plant commences.

The Site Development Plan

Converting approximately 5,000 acres of Idaho farmland into a licensed nuclear reactor site is a major undertaking.  Idaho Energy has commenced the preparatory stages of the Nuclear Regulatory Commission (NRC) process, which entails local approval, land and water contacts, and preliminary land evaluations, among other things, prior to applying for a combined operating and construction license (COL) for a reactor at the Site.

Nuclear Plant Construction Project - Phase 2

The Company intends to use a nuclear reactor design that is a Generation 3 Korean APR 1400 dual unit 2800 MW Light Water Reactor.  It will use a hybrid cooling system that requires reduced amounts of water for cooling.  Management believes that the Generation 3 plant design will be safe, reliable and economical to build and operate.  It is estimated to produce power for $.02 to $.05 cents per kilowatt-hour, and will be among the first new commercial versions in the Western United States.

Land Purchase Agreement

There is an agreement between the Company and the current site owner for the purchase of the land (the “Land Purchase Agreement”) and an agreement for the water rights and additional land for backup site.   Once completed, the agreement will transfer title to Idaho Energy upon constructive receipt of an approximately $5.0 million cash payment for the land plus $20.0 million for additional land with water rights.  A 4% deposit was previously paid to hold the land for up to twelve months, which was subsequently extended for an additional twelve months to through the end of 2011. The Company anticipates financing the Site acquisition with proceeds from one or more equity or debt offerings.  The Land Purchase Agreement is subject to satisfactory completion of the site analysis by ENERCON, and will not be completed until the land has been locally approved for nuclear plant construction.

Construction and Operating License Application (“COLA”)

Management intends to obtain a rezone from Payette County and the COLA from the Nuclear Regulatory Commission for the Site by using either the services of ENERCON or the reactor supplier. ENERCON has already been conducting NRC pre-COLA application activities at the Site, including the preliminary site study.  A $2.0 million payment will start the COLA.

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

U.S. Electricity Production Costs and Components
1995 - 2009, in 2009 cents per kWh

	Total Production Costs				Operations & Maintenance Costs				Fuel Costs
Year	Coal	Gas	Nuclear	Petroleum	Coal	Gas	Nuclear	Petroleum	Coal	Gas	Nuclear	Petroleum
1995	2.56	3.73	2.69	5.83	0.61	0.71	1.89	1.64	1.96	3.02	0.80	4.20
1996	2.41	4.56	2.52	5.93	0.54	0.70	1.80	1.36	1.88	3.86	0.72	4.57
1997	2.33	4.62	2.64	5.33	0.52	0.67	1.93	1.16	1.81	3.95	0.71	4.17
1998	2.28	4.04	2.45	3.75	0.55	0.61	1.75	0.72	1.73	3.44	0.70	3.03
1999	2.20	4.37	2.21	4.50	0.52	0.51	1.57	1.02	1.67	3.86	0.64	3.47
2000	2.15	7.24	2.16	6.48	0.51	0.57	1.56	0.80	1.63	6.67	0.60	5.69
2001	2.20	7.30	2.05	5.99	0.54	0.64	1.48	0.82	1.66	6.66	0.56	5.17
2002	2.18	4.63	2.01	5.71	0.55	0.62	1.49	0.93	1.63	4.01	0.53	4.78
2003	2.15	6.37	1.98	6.86	0.55	0.66	1.44	1.09	1.60	5.72	0.53	5.77
2004	2.23	6.40	1.93	6.52	0.57	0.55	1.41	0.98	1.66	5.85	0.53	5.54
2005	2.42	7.99	1.87	8.94	0.57	0.53	1.38	0.97	1.85	7.47	0.49	7.97
2006	2.52	6.91	1.90	10.31	0.59	0.54	1.42	1.38	1.93	6.37	0.49	8.93
2007	2.57	6.68	1.89	10.78	0.60	0.52	1.39	1.45	1.96	6.16	0.50	9.33
2008	2.80	7.80	1.96	17.63	0.60	0.53	1.46	1.94	2.20	7.27	0.51	15.69
2009	2.97	5.00	2.03	12.37	0.67	0.56	1.46	2.55	2.30	4.44	0.57	9.82

Production Costs = Operations and Maintenance Costs + Fuel Costs. Production costs do not include indirect costs and are based on
FERC Form 1 filings submitted by regulated utilities. Production costs are modeled for utilities that are not regulated.
Source : Ventyx Velocity Suite from Nuclear Energy Institute’s website – Updated May 2010

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

Financings and Costs

The Company intends to develop or acquire businesses to help address domestic energy needs while trying to improve air quality and mitigate global warming.  The Company intends to undertake equity or debt offerings in the form of public and private placements to hopefully raise sufficient funds to capitalize its four individual companies.  The goal is to have each subsidiary of the Company further develop its own business strategies and self-sustaining operations and, in turn, upstream profits to the Company in exchange for capital and energy leadership expertise.

The Company estimates the cost of operation for its four corporate subsidiaries will be approximately $3,000,000 per year excluding phase 1 of the Project.  Green World Water™ is presently working to market desalinization reactors made China to Africa, South America, the Middle East and Asia.  .

The Company hopes to raise $100 million through one or more private placements of equity and/or debt for the initial development of the Idaho energy complex.  The funds will be used to purchase land that is under contract and water rights, and to complete the NRC approval process.  At the time of this Annual Report, $1.0 million has been raised through the sale of a one percent (1%) equity position in our subsidiary, Reactor Land Development.  Management believes that local plant site approval, if obtained, will allow the Company to raise sufficient additional funds.

In terms of financing our operations, including the acquisition of the Site and related water rights, and the NRC approval process, on November 22, 2010, we entered into an investment agreement (the “Investment Agreement”), with Centurion Private Equity, LLC, a Georgia Limited Liability Company (the “Investor”) pursuant to which the Company has the right to issue shares of its common stock to the Investor, and the Investor has agreed to purchase from the Company, from time to time as provided in the Investment Agreement, up to an aggregate of one hundred and fifty million dollars ($150,000,000) of shares of common stock subject to an effective registration statement registering the resale of the shares, and subject to certain limitations set forth in the Investment Agreement, including but not limited to limitations based upon the trading volume of the Company’s own stock.  As of the filing of this Annual Report, we have not filed the registration statement which is a prerequisite to our being able to put shares of our common stock to the investor. As a result of the pending SEC lawsuit described under Item 3 – Legal Proceedings below, we are waiting to hear from the Investor whether they are willing to move forward under the Investment Agreement.  In addition, given the current trading price of our common stock and the volume limitations contained in the Investment Agreement, we may not be able to raise significant sums of money under the Investment Agreement at this time.

Government Regulation

The Company is subject to risks associated with governmental regulations and legal uncertainties.  The Company is directly or indirectly regulated by several authorities, including the Nuclear Regulatory Commission, Environmental Protection Agency, Idaho Department of Fish and Game, Idaho Department of Environmental Quality, Idaho Department of Water Resources and, as a public company, the Securities and Exchange Commission.

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

Employees

As of March 31, 2011 the Company and its subsidiaries have 7 full-time employees.  In addition, because we are an early stage company, we also retain at any given time the services of five to ten third party contractors or consultants, including our CEO, who provide management, engineering, surveying, construction and other services in support of the project and our other business units. The Company’s future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense.  The Company’s employees are not represented by any collective bargaining unit and the Company believes that its relations with employees and contractors are good.

Item 1A. Risk Factors

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources.  These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These factors include, among others, the following: ability of the Company to implement its business strategy; ability  to obtain  additional financing; the Company’s limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; uncertainty with respect to obtaining required permits, approvals and licenses; future government regulations; and other factors described in this annual report or in other filings with the Securities and Exchange Commission.  Except as required by Federal securities laws, the Company is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General Business Risk Factors

The Company is a development stage business with no revenue to date so the Company may never be profitable.

The Company was organized as a corporation under the laws of the State of Nevada on July 31, 2001 and commenced its operations in August 2005.  The Company is considered to be in an early development stage with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.  From our inception through December 31, 2010, we have never generated any revenue so there is no assurance that the Company will ever operate profitably.  Further, it has only a limited history upon which an evaluation of its prospects and future performance can be made.  The Company’s proposed operations are subject to all business risks associated with new enterprises.  The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the expansion of a business in a competitive industry, including hiring and retaining skilled employees or contractors; responding to problems with licenses, permits, and operations; competing with established operators; and managing unanticipated location issues or design/engineering problems.  Since the commencement of operations through December 31, 2010, the Company did not recognize any revenues from its operational activities and suffered losses.  It is likely that the Company will continue to sustain more losses in the future.  There can be no assurance that the Company will ever operate profitably.

The Company may not be able to meet its financial needs and may encounter unexpected additional costs, which would prevent it from implementing its expansion strategy as planned or at all.

The Company plans to grow its business by investing in new plants and pursuing other business opportunities, including the planned construction of our Idaho nuclear plant which will initially require approximately $100 million just to complete the land and water rights acquisition and the NRC approval process.  Additional financing may be necessary to implement these expansion strategies, which may not be accessible or available on acceptable terms.  Any expansion may be financed with additional indebtedness or by issuing additional equity securities, which would further dilute shareholders’ interests.  In addition, as described below under the risk factor “The Company may be adversely affected by environmental, health and safety laws, regulations and liabilities,” Federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on our results of operations and financial position.  Any expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from existing operations.

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

We have been named as a party to a purported class action lawsuit and an action initiated by the U.S. Securities and Exchange Commission, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses. An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As described in detail in Item 3, an action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our company, and certain of our officers and directors, violated the federal securities laws by issuing materially false and misleading statements, artificially inflating the company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC Action”).  The SEC Action was brought shortly after the SEC froze trading in the company’s shares. A purported class action is also pending in the U.S. District Court for the District of Idaho with allegations substantially similar to the SEC Action. Regardless of the merits of these actions, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

The Company’s success depends on its ability to attract and retain key management personnel, the lack of which would impede the Company’s success.

The Company’s success depends in large part on its ability to attract and retain highly qualified management, and in particular upon its CEO, Donald Gillispie. Due to the specialized nature of the Company’s business, it may be difficult to locate and hire qualified personnel.  The loss of services of one or more of the Company’s executive officers or other key personnel, or its failure to attract and retain other executive officers or key personnel, could have a material adverse effect on the Company’s business, operating results and financial condition.  Although we have been successful in planning for and retaining highly capable and qualified successor management in the past, there can be no assurance that we will be able to do so in the future.

The Company depends upon outside contractors and advisors to supplement its business, the lack of which would affect its ability to develop and conducts its business.

The Company’s officers and directors may not have all of the expertise required to develop and operate the Company’s business.  Therefore, the Company may be required to retain outside contractors, accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  The Company may not be able to engage qualified third parties at all or at reasonable costs.  In addition, the Company may need to employ third parties on an “as needed” basis.  The Company may not be able to engage those hired on an “as needed” basis on short notice, which would delay the completion of a project in a timely manner and incur additional costs.

The Company may not be able to obtain the required financing at all or on terms favorable to the Company, resulting in the Company’s inability to execute its business plan.

In addition to funds obtained through private placements, the Company may need to obtain loans to finance its activities.  As a development stage company, the Company may not be able to obtain loans at all or on terms adverse to the Company, such as exorbitantly high interest rates.  The ability of the Company to obtain future financing, and the terms of such financing have not yet been established.  The Company does not currently have any loan commitments. The Company may not be able to develop and operate its business without outside financing.

Market data may not always be reliable, which would affect the Company’s projections and may lead to the Company’s inability to generate revenues.

The Company has based the market data and certain other information in this Form 10-K on information supplied by governmental agencies, public announcements, filings related to other developments and similar projects in the same area, and other third party sources. The Company has relied on such sources in making its assumptions and developing its business plan.  The Company has not independently verified any market information, announcements or filings, which may not be accurate in all material respects.  Accordingly, investors should keep in mind that the market data and conditions may change at any time for a variety of reasons, which would affect the Company’s projections regarding revenues.

The Company may not be able to attract investors in this current economic environment, the absence of which the Company will not be able to develop and expand its business.

The financial success of the Company is sensitive to the current adverse changes in general economic conditions in the United States, such as recession, inflation, unemployment, and high interest rates.  The Company has no control over these conditions.  Furthermore, such conditions may worsen, thereby decreasing the demand in the marketplace for the development of nuclear sites.

Specific Risk Factors Related to the Company and Nuclear Plants

Development of nuclear sites is subject to examination in the NRC permitting process that may result in denial, revocation or modification of permits or approvals.

The Company is subject to the general risks facing the nuclear industry.  Because the nuclear energy industry is closely regulated, the Company will be required to obtain and comply with Federal, state and local government permits and approvals, particularly those from the Nuclear Regulatory Commission (“NRC”).  Any of these permits or approvals may be denied, revoked or modified under various circumstances.  Failure to obtain or comply with the conditions of permits or approvals will subject nuclear plants to penalties and other sanctions.  Renewal could be denied or jeopardized by various factors, including the following:

•
natural disasters, such as earthquakes (such as the recent earthquake in Japan that has significantly impaired the stability of some of its nuclear reactors), floods, volcano eruptions, and hurricanes;

•	wars, insurrection, revolutions or acts of terrorism;
•	inability to obtain or comply with state and local permits;
•	inadequate multiple point access to the site;
•	inadequate financial assurances to provide for end-of-life decommissioning and decontamination of the site;
•	inability to obtain adequate connection to the transmission grid, which has economic as well as safety implications;
•
inability to assure adequate water supplies for steam and cooling because the Company’s water rights could be lost because of government actions, extreme drought conditions, or competing economic demands for the water supply;

•	environmental objections; and
•	substantial changes in government regulations due to changes in national government (i.e., political risks).

Nuclear property ownership and development is subject to substantial additional risks as compared to conventional development.

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

Unforeseen technical or environmental factors could preclude use of a certain site for power generation, which would require the identification of another site, if at all available.

There is a risk that in the licensing process, further investigation and analysis could uncover facts that would preclude development of a site as planned, such as unknown and unfavorable geological conditions  or endangered species habitat on such site.  This would require more human and financial investment in locating another site, which may or may not be available.

Unforeseen changes in state or local law or government policy, such as a ban on nuclear or power plant construction, will prohibit the Company from meeting its objective of developing a site that will be suitable for the construction and operation of a reactor.

Development investments always carry regulatory risk. Local governments can adopt capricious, arbitrary and expensive rules for which there is no effective appeal or remedy, which can make a development impractical or unprofitable. The Project will proceed only if state and local governments issue necessary permits.  There can be political instability that causes projects in design or development to become unfeasible, or that make the local unattractive to would be purchasers. For example, local governments could place restrictive conditions on the Site in permits; impose substantial new taxes or development fees; or introduce a moratorium on buildings or developments.

Special interest interveners in licensing proceedings may lead to costly delays.

In the 1970’s and 1980’s, special interest groups opposed to nuclear plant construction intervened in federal and state licensing proceedings.  They were sometimes joined by community groups and state and local governmental agencies.  While these opponents were usually unsuccessful on the merits, the interventions produced delays and regulatory changes that adversely affected the economics of capital-intensive nuclear construction and led to the cancellation of several projects.

Other applications ahead of Idaho Energy in the licensing process at the NRC will cause delays that will be costly to the Company.

The NRC has had virtually no new reactor licensing activity in the last 25 years.  Now there are proposals for as many as 30 to 35 new reactors.  If all of these applications for licensing are filed in the next 3 to 5 years, the NRC may be overwhelmed and the Company will have to wait its turn, which will delay scheduling and increase the costs of the Project.

The Company may be unable to raise equity capital sufficient to take the Project through the licensing process, which may result in investors losing their full investment amount.

Management estimates that the cost of obtaining licenses and permits needed for the Project will total approximately $50.0 million. Delays and unforeseen technical issues could raise the cost of that process, and additional capital may be required to complete it.  The Company may not be able to raise funds for those additional costs.  If the Company is unable to raise enough funds to get it through the licensing process, the investors may lose the full amount of their investment.  Even if the additional costs are funded all needed permits are eventually issued, any delay will reduce investor returns.

Competition to obtain technical and professional help may lead to a shortage of talent.

The NRC licensing process is highly technical, and a number of reactors will be applying for licenses in the next three years.  Experienced nuclear talent has become relatively scarce in the United States and there will be competition among companies and utilities to get the talent necessary to get reactors licensed and built.  Also, the domestic nuclear infrastructure has declined in the last two decades, which has reduced the talent pool and created certain long-lead components that may be expensive or difficult to obtain on schedule.

A nuclear incident anywhere in the world, such as the recent earthquake and tsunami in Japan, could revive nuclear plant opponents, could affect the federal regulatory approval process, and could make it more difficult to raise the capital necessary fund construction of the Project.

While there is a global renaissance underway for nuclear energy, its current popular support could evaporate quickly.  While it has been 30 years since the Three Mile Island accident and 20 years since Chernobyl, the recent earthquake and tsunami in Japan which led to significant damage to three reactors at the Fukushima Dai-ichi nuclear plant, including the possible damage to fuel rods inside the three reactors.  This disaster in Japan, could reawaken old fears regarding nuclear energy production and raise public opposition to the planned future construction of nuclear plants, including the Project.  Increased public opposition could lead to political opposition and failure of regulatory agencies to grant necessary permits and licenses, and could also make it much more difficult for us to raise the money we require to fund the Project’s approval and construction.

The federal government could fail to fulfill its obligation to manage spent fuel at Yucca Mountain or elsewhere.

Virtually all nuclear plants currently store spent fuel at the reactor site. By law, all spent fuel in the US is the property of the United States government.  After a number of years, it is expected that the spent fuel will be transported by the government to the Yucca Mountain long-term geological depository, or to a reprocessing facility.  If the United States government fails to fulfill its obligations, uncertainty about spent fuel management could delay start up of a plant, premature closure, or alternative plans for on-site storage.

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

Competing development projects could saturate the market and thereby diminish the resale value of the Company’s land.  As of March 31, 2011, the Company does not expect significant competition from other generation site development projects.  In the future, however, the Company will have no control over other competitive projects, if such develop.

Weather interruptions could impact the development of nuclear plants.

Activities of a nuclear plant are subject to periodic interruptions due to weather conditions.  Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect the ability to develop nuclear sites or increase the costs of construction because of delays.

There are many factors beyond the control of the Company with respect to the building.

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

Competitive sites or generation sources could offer electric utilities at lower prices, or regulatory policy could force utilities to buy power from favored alternative energy sources, regardless of their economics.

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

Competing development projects could saturate the market and thereby diminish the resale value of the Company’s land.  As far as is known as of the date of this Offering, the Company does not expect significant competition from other generation site development projects.  In the future, however, the Company will have no control over other competitive projects, if such develop.

Delays may keep the project from qualifying for incentives under the energy policy act of 2005.

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

This may be a long term investment.

An investment in our common stock may be long term and illiquid.  A limited market exists for the shares or our common stock.  Accordingly, purchasers of shares must be willing and able to bear the economic risk of their investment for an indefinite period of time.  It is likely that investors will not be able to liquidate their investment in the event of an emergency.

The Company has limited liquidity, cash flow and capital resources.

The Company had minimum liquid assets as of December 31, 2010 relative to its potential capital requirements, and will be reliant upon stock and/or debt offerings to fund any kind of nuclear operations.  The only capital resources of the Company are its common stock. The monies raised by any private offering may not be sufficient for the continued proposed operations of the Company.  There is no assurance that additional monies or financing will be available in the future or, if available, will be at terms favorable to the Company.  The Company may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event that the Company is unsuccessful in repaying such loans. The Company has achieved no cash flows to date, and management foresees limited cash flows until any property it permits and acquires is sold, leased, or the asset is merged into an entity that will finance, own and  operate reactors at the Site.

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

Risk Factors Related to Proposed International Operations

The proposed international operations of Green World Water™ will subject us to material risks that our domestic business does not expose us to.

The proposed international operations of Green World Water™ will subject us to a number of risks, including the following:

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

Problems or negative developments in any of these areas could adversely impact Green World Water’s™ business, financial condition or results of operations.  Furthermore, the integration of our non-U.S. businesses may require additional licenses or approvals from the United States government or other non-U.S. jurisdictions, which could result in delays or constraints on our integration plans.

Fluctuations in currency exchange rates could materially and adversely impact Green World Water’s™ financial results.

Because the Company’s financial statements are presented in U.S. dollars, the Company will be required to translate revenues, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting  period if we are able to successfully carry out Green World Water’s™ plans for international operations.  Therefore, increases or decreases in the value of the U.S. dollar against these other currencies will affect our net operating revenues, our operating income and the value of balance sheet items denominated in foreign currencies, even if those values have not changed in the original currencies.  In the future, if Green World Water™ is successful in carrying out its international operational plans, the Company may implement additional currency hedges intended to reduce our exposure to changes in foreign currency exchange rates; however, hedging strategies may not be successful. As a result, fluctuations in foreign currency, exchange rates, could materially and adversely affect Green World Water’s™ business, financial condition, results of operations and cash flows.

Risk Factors Related to Common Stock

There are limited trading markets for the Company’s common stock, thereby limiting a shareholder’s opportunity to sell such common stock.

Currently, only a limited trading market exists for the Company’s common stock.  Our common stock is quoted on the Pink Sheets under the symbol “AEHI.PK.”  The Pink Sheets is a limited market and subject to substantial restrictions and limitations in comparison to the Nasdaq system.  Any broker/dealer that makes a market in the Company’s stock or other person that buys or sells the Company stock could have a significant influence over its price at any given time.  The Company cannot assure its shareholders that a greater market for the Company’s common stock will be sustained.  There is no assurance that the Company’s common stock will have any greater liquidity than shares that do not trade on a public market.  A shareholder may be required to retain their shares for an indefinite period of time, and may not be able to liquidate their shares in the event of an emergency or for any other reasons.

The regulation of penny stocks by the SEC and FINRA may discourage the tradability of the Company’s securities.

The Company is a “penny stock” company.  The Company securities currently trade on the Pink Sheets and will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of the rule, the phrase “accredited  investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of  $1,000,000 or  having  an annual income  that  exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale.  Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions. In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934,  as amended.  Because the Company’s securities constitute “penny stocks” within the meaning of the rules, the rules would apply to the Company and to the Company securities.  The rules will further affect the ability of owners of shares to sell the Company securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions. Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security  by one or a few  broker-dealers  that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged  matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices  involving  high-pressure sales tactics and unrealistic price projections by  inexperienced sales persons; (iv) excessive and undisclosed bid-ask  differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and  broker-dealers after prices have been  manipulated  to a desired  consequent  investor losses.  The Company management is aware of the abuses that have occurred historically in the penny stock market.  Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company securities.

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

The shares of the Company’s common stock is traded in the Pink Sheets, meaning that the number of persons interested in purchasing the Company common shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that the Company is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if the Company came to the attention of such persons, they  tend to be  risk-averse and would be reluctant to follow an unproven, early stage company such as the Company or purchase or recommend the purchase of any of the Company’s securities until such time as the Company becomes more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in the Company securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities price.  The Company cannot give you any assurance that a broader or more active public trading market for the Company common securities will develop or be sustained, or that any trading levels will be sustained.  Due to these conditions, the Company can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if the investor needs money or otherwise desires to liquidate the securities of the Company.

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

The Company may not have access to the full amount available under the Investment Agreement.

On November 22, 2010, we entered into an investment agreement (the “Investment Agreement”) with Centurion Private Equity, LLC, a Georgia Limited Liability Company (the “Investor”) pursuant to which the Company has the right to issue shares of its common stock to the Investor, and the Investor agreed to purchase from the Company, from time to time as provided in the Investment Agreement, up to an aggregate of $150 million worth of shares of common stock subject to an effective registration statement registering the resale of the shares, and subject to certain limitations set forth in the Investment Agreement, including but not limited to limitations based upon the trading volume of the Company’s own stock.

We have yet to file the required registration statement and have not drawn down funds and have not issued shares of our common stock under the Investment Agreement. Our ability to draw down funds and sell shares under the Investment Agreement requires that a registration statement covering the resale of shares put to the Investor be declared effective by the SEC, and that this registration statement continue to be effective.  Once filed, the timing of effectiveness of our registration statement cannot be assured. The effectiveness of such registration statement is a condition precedent to our ability to sell the shares of common stock to the Investor under the Investment Agreement. Even if we are successful in having such registration statement declared effective by the SEC in a timely manner, we will not be able to sell shares under the Investment Agreement unless certain other conditions are met. Accordingly, because our ability to draw down amounts under the Investment Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down any portion or all of the $150 million available to us under the Investment Agreement.

Because the Investor will be paying less than the then-prevailing market price for our common stock, your ownership interest may be diluted and the value of our common stock may decline by exercising the put right pursuant to the Investment Agreement.

The common stock to be issued to the Investor pursuant to the Investment Agreement will be purchased at an 3% discount to the lowest single day volume weighted average price of our common stock during the during the five consecutive trading days immediately following the date of our notice to the Investor of our election to put shares pursuant to the Investment Agreement. Because the put price is lower than the prevailing market price of our common stock, to the extent that the put right is exercised, your ownership interest may be diluted.  The Investor has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If the Investor sells the shares, the price of our common stock could decrease. If our stock price decreases, the Investor may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

Item 1B.                    Unresolved Staff Comments

Not applicable.

Item 2.                       Properties

The Company’s operations are principally located at 911 E. Winding Creek Dr., Suite 150, Eagle, Idaho 83616.  The Company currently pays $2,000 as monthly rent for the use of this office which is renewable annually. Once the construction of the Idaho energy complex is completed, the plant will become the Company’s primary facility.  The Company also rents a 4,000 square foot home in Eagle, Idaho, at a current rental of $3,000 per month.   This location is used as additional office space by Company executives and for lodging and meetings when third parties are visiting the Company from out of town.  Any personal use of the home by any Company executive is treated as additional compensation to such executive.

Item 3.                       Legal Proceedings

Class Action Litigation

On January 11, 2011, a class action lawsuit was filed in the U.S. District Court for the District of Idaho on behalf of purchasers of the common stock of the company between September 20, 2006 through December 14, 2010, against the company and certain of its officers and directors by Lance Teague. On March 7, 2011, plaintiff moved to appoint John O’Brien as Lead Plaintiff. The complaint alleged claims against the Company and certain of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder and claims against certain of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act. The complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions, including reasonable costs and expenses, rescission, and other relief the Court deemed just and proper. The Company believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine an outcome.

Other Legal Proceedings

Currently, an action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our company, and certain of our officers and directors, violated the federal securities laws by issuing materially false and misleading statements, artificially inflating the company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC Action”). The company’s accounts were frozen on December 18, 2010 following the filing of the civil complaint by the SEC in connection with the SEC Action; however, after oral argument and the submission of lengthy papers, the Court ordered that the freeze be lifted but also requested that the parties reach agreement to provide the SEC some form of relief in so doing.  The parties reached an agreement that the Company shall report to the SEC on a monthly basis all if its expenses of $2,500 and above during the pendency of the litigation and further agreed not to violate any federal securities laws.

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

Item 4.                      (Removed and Reserved)

PART II

Item 5.                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public trading market for the Company’s common stock.  The Company’s trading symbol is AEHI.PK, as quoted by the Pink Sheets.

The following table sets forth the range of high and low bid quotations for our common stock as reported on the Pink Sheets. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

QUARTER ENDED	HIGH	LOW
December 31, 2010	$0.87	$0.08
September 30, 2010	$0.90	$0.42
June 30, 2010	$0.80	$0.11
March 31, 2010	$0.19	$0.09
December 31, 2009	$0.15	$0.05
September 30, 2009	$0.22	$0.08
June 30, 2009	$0.25	$0.02
March 31, 2009	$0.10	$0.01

Holders

There were approximately 850 holders of record of the Company’s common stock as of March 31, 2011.

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

Shares Eligible for Future Sale

The Company currently has 325,087,791 shares of common stock outstanding as of March 31, 2011.  A current shareholder who is an “affiliate” of the Company, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls,  is controlled by, or is under common control with the Company will be required to comply with the resale limitations of Rule 144. Of these shares, a total of 256,282,257 shares have been held for six months or more and are eligible for resale under Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about the Company. The volume limitations generally permit an affiliate to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the outstanding shares of common stock or the average weekly trading volume during the 4 calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least six months may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

Recent Sales of Unregistered Securities

We made the following unregistered sales of our securities from October 1, 2010 through December 31, 2010.  Unless otherwise indicated, the issuance of the securities in the transactions below were deemed to be exempt from registration under the Securities Act by virtue of the exemption under Section 4(2) of the Securities Act as a transaction by an issuer no involving a public offering, or by virtue of the exemptions under Rule 506 of the Securities Act and Regulation D promulgated thereunder or Regulation S.

During October and November 2010, we issued an aggregate of 422,005 shares of our common stock to 9 investors in our private placement.  The shares of common stock were issued at a purchase price of $0.70 per share or aggregate gross proceeds of $295,400.

During October and November 2010, we issued an aggregate of 158,500 shares of our common stock to 4 consultants in exchange for services rendered.  The services were valued at $110,950 in the aggregate.

On November 18, 2010, we issued 2,042,530 shares of our common stock to Centurion Private Equity, LLC, representing the commitment fee payable to Centurion pursuant to the Investment Agreement.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2010.

Item 6.                      Selected Financial Data

Not applicable.

Item 7.                       Management’s Discussion and Analysis of Financial condition and results of Operations

Overview

The Company is in the business of serving the electric power generation industry by acquiring and developing nuclear plant sites and obtaining licenses for their construction and operation through its operating subsidiaries.  The Company’s management has experience in the nuclear industry, power generation, and facility development.  The Company formed Idaho Energy Complex and Reactor Land as its subsidiaries to manage and finance its business plan to develop a proposed site in Idaho for a reactor. Reactor Land began operations in September 2007, with the purpose of acquiring land and water rights, permits and licenses, development, rights and such other property and services necessary to develop an energy complex in Idaho including one or more nuclear reactors (referred to as the “Project”). In October 2009, the Company’s Energy Neutral subsidiary began construction on a model home to demonstrate that a competitively-priced and energy cost efficient home can be constructed using renewables. Construction of the first model home was completed in 2009, with construction of five additional homes completed during 2010 and early 2011. As noted above, we closed on the sale of two of these homes in the first quarter of 2011. These homes serve to introduce Energy Neutral’s unique energy producing and saving features to a range of potential users. The Company is using these homes to market its Energy Neutral  packages and a new energy neutral subdivision in Idaho (in which 5 of these homes were constructed).  We hope to expand the Energy Neutral concept through licensing arrangements with third-parties.  In November 2007, we formed our wholly owned subsidiary, International Reactors, to assist developing countries with power generation, as well as the production of potable water.  This line of business is now being conducted by our wholly-owned subsidiary, Green World Water, Inc., an Idaho corporation founded in 2010, and International Reactors is inactive. Green World Water seeks to construct commercial nuclear reactors on oceanfront sites, particularly in Latin America and western-friendly Middle Eastern countries to co-generate clean energy and desalinate water.  Green World Water™ believes that advanced nuclear technology can be used to address electrical energy needs while simultaneously producing fresh water from ocean intake.  The Company has an agreement with a third party consulting firm in China, which in turn has an agreement with a wholly owned subsidiary of China National Nuclear Corporation (CNNC). Pursuant to the consulting firm’s agreement with the CNNC subsidiary, the consulting firm along with Green World Water™ is marketing on a worldwide basis and providing other significant services in connection with the sale of desalinization reactors manufactured by CNNC and its subsidiary. Commissions received on sales made through the efforts of Green World Water and the consulting firm will be split 60%/40%, respectively.

Plan of Operations

The Company estimates that the total cost of the Project will be approximately $100.0 million.  The initial $100.0 million is planned to be raised through the Reactor Land private placement, which shall result in the investors receiving in the aggregate approximately 10% ownership in the first reactor unit in the form of common stock.  Any shortfall will have to be funded through such things as debt financing, cost-sharing by contractors and suppliers, or public offering.

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

The intended use of the funds for the Reactor Land project is approximately 8% of the total shown below:

In millions
Payment to owner for site land	5
Payment for COLA plus 10% price escalation due to delays	50
Payments for third party project management and G&A	15
Additional land with water rights	20
Engineering for site	10
Total	$100

If the Reactor Land Development private placement does not raise the entire $100.00 million listed above, the Company will seek to raise the remaining balance through a public or private equity offering.  The Company may adjust the budget categories in the execution of its permitting and development plans.  The above line items represent managements best estimates, none of the line items is to be considered fixed or unchangeable.

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

Project Economics

The Company believes that if it is able to raise $100.0 million, it may develop a site licensed for construction of the advanced reactor by the end of 2014. The Company believes that by acquiring and  obtaining the required permits and approvals for the proposed site now, it will be able to offer a site and an NRC  license 3 to 4 years  sooner  than might  otherwise  be achievable, which will offer  additional value to the Idaho site due to earlier power generation/revenue potential of the site.  In the event that the Company obtains the required NRC license and other required approvals, the Company will hire a major contractor to work with the nuclear plant supplier in connection with the construction of the plant.

Results Of Operations

Year Ended December 31, 2010 Compared To Year Ended December 31, 2009

During the years ended December 31, 2010 and 2009, we did not recognize any revenues from our operational activities. During the year ended December 31, 2010, we incurred operating expenses of $8,634,438 compared to $2,383,241 during the year ended December 31, 2009. The increase of $6,251,197 was a result of a significant increase in the operational activities of the Company over the prior year, primarily related to an increase in consulting services principally concerning the Project and Energy Neutral, the non-cash financing commitment fee paid to Centurion Private Equity, stock based compensation paid to officers and directors and legal expenses related to the Project. During the year ended December 31, 2010, we incurred the following changes in our operational expenses over the prior year.

	December 31, 2010	December 31, 2009	Increase or (Decrease)

Consulting services	$3,064,221	$718,900	$2,345,321
Financing commitment fee	$1,550,000	-	$1,550,000
Marketing services	$293,806	$50,712	$243,094
Public relations	$257,023	$133,340	$123,683
Stock based compensation to officers and directors	$1,800,000	$922,500	$877,500
Legal fees	$772,345	$101,178	$671,167

During the year ended December 31, 2010, we incurred a net loss of $8,487,722  compared to a net loss of $2,377,568 in the year ended December 31, 2009.  The increase of $5,855,066 in net losses was a result of the $6,251,197 increase in operational expenses for the year ended December 31, 2010.  The Company’s basic and diluted loss per share was $0.03 in 2010 versus a basic and diluted loss per share of $0.02 in 2009.

Liquidity

At December 31, 2010, the Company had cash and cash equivalents of $234,426 and total current assets of $7,150,924 and current liabilities of $251,577, and current assets exceeded current liabilities by $6,899,347.

Net cash used in operating activities during the year ended December 31, 2010 was $2,930,100 compared to net cash used in operating activities during the year ended December 31, 2009 of $975,267.

During the year ended December 31, 2010, the net cash used by operations represented $2,730,677 adjusted for certain non-cash items consisting of stock for services and for a contract option fee totaling $5,660,777. During the year ended December 31, 2009, the net cash used by operations represented $2,434,158, adjusted for certain non-cash items consisting of stock issued for services of $1,458,891.

During the year ended December 31, 2010 the net cash used by investing activities was 7,407,043 compared to net cash used in investing activities during the year ended December 31, 2009 of $0-.  The increase in net cash used in investing activities primarily relates to our net purchase of short-term investments of $7,047,371 and our purchase of the first Energy Neutral model home for approximately $278,000.

During the year ended December 31, 2010, the Company received $9,973,992 from its financing activities.  During the year ended December 31, 2009, the Company received $1,460,325 from its financing activities.

During the year ended December 31, 2010, the Company received cash of $9,913,992 from the sale of 134,051,642 shares of its restricted common stock.  During the year ended December 31, 2009, the Company received cash of $1,460,325 from the sale of 29,180,536 shares of its restricted common stock.

During the year ended December 31, 2010, the Company issued 54,136,041 shares of its restricted common stock in exchange for services valued at $5,285,777. During 2010, the Company issued 750,000 shares of its restricted common stock valued at $375,000 for two contract option fees.  Of such shares issued in exchange for services, 33,000,000 shares were issued to officers and directors in exchange for services valued at  $1,800,000.

During the year ended December 31, 2009, the Company issued 28,282,532 shares of its restricted common stock in exchange for services valued at $1,433,891.  Of such shares, 18,450,000 shares were issued to officers and directors in exchange for services valued of $922,500.

Going Concern

Alternate Energy Holdings, Inc’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $19,575,494 at December 31, 2010.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

The Company has identified the policies below as critical to the Company business operations and the understanding of the Company results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect Tombstone’s reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements beginning on page F-6 for the years ended December 31, 2010 and 2009. Note that the Company’s preparation of this document requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures deposit balances of up to $250,000 at December 31, 2010 and 2009.  The uninsured balances at December 31, 2010 and 20098 were $-0- and $347,577, respectively.

Stock-Based Compensation

The Company’s non-employees, share-based expense is recorded in accordance with FASB ASC 505-50  The Company has not issued any stock options or stock warrants since its inception through December 31, 2010

Investments

The Company’s investments consist of equity investments in mutual funds.  An investment company is professionally managing the portfolio of the investments.  The Company’s investments are classified as available-for sale and are recorded on the consolidated balance sheet at fair value based on Level 1 inputs.  Unrealized gains and losses on the investments are included as a separate component of other comprehensive income.  The Company will recognize an impairment charge if a decline in the fair value of its investments below cost basis is judged to be other-than-temporary.  Unrealized losses, included in other comprehensive income at December 31, 2010 and 2009 were $243,733 and $-0-, respectively.

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

None.

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

(a)         Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010 because of the material weaknesses set forth below.

(b)         Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm due to exemption provisions established by the rules of the Securities and Exchange Commission for small public companies with a market cap, that excludes beneficial owners, of under $75,000,000.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting, no matter how well conceived or operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the control system are met. Such controls may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2010 because of the material weaknesses set forth below.

The following is a summary of our material weaknesses as of December 31, 2010:

Appropriate Documentation Not Retained

Controls established to obtain proper authorization and documentation of expenditures, valuation and recording processes for shares issued for services were not operating effectively. Documentation for some shares issued for services was missing.

Also, there are transactions recorded for services provided where an invoice to substantiate the expense could not be located. Invoices have not been retained to support expenditures reported as required by the Company.

As of February 2011, the Company has put an internal policy in place whereas the CFO is now pre-approving all invoices and stock issuances with the proper support of the CEO's approval of the expenditure. As of March 2011, the Company is providing a monthly listing of any new stock issuance to the Board of Directors for their review and authorization. Due to the current SEC investigation we are also providing the  SEC, on a monthly basis, all expenditures over $2,500 with the proper documentation to support the expenditure.

Other than the above noted item, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

The following table sets forth information as to persons who currently serve as the Company directors or executive officers, including their ages, as of December 31, 2010.  There is no blood or other familiar relationship between or among or directors or executive officers.

NAME	AGE	POSITION
Donald Gillispie	67	President, Chief Executive Officer, Chairman, Director
Gregory E. Kane (1)	68	Director
John Franz	71	Director
Rick J. Bucci	44	Vice President and Chief Financial Officer
Leon Eliason (2)	70	Director
Kenneth A. Strahm Sr.	75	Director
Ralph Beedle	71	Director
Mike Sellman	63	Director
(1) Mr. Kane resigned from our Board of Directors effective February 7, 2011.
(2) Mr. Eliason resigned from our Board of Directors effective February 7, 2011.

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

Biographical Information

Donald Gillispie, President, Chief Executive Officer, Chairman and Director

A past nuclear utility senior executive and current Chairman, Mr. Gillispie has served as President and Chief Executive Officer of the Company since inception.  Mr. Gillispie has been the owner of Grace Glens Consulting since 2002, a technical management consulting company, which advises senior utility executives on managing commercial nuclear power companies, and other non-nuclear organizations.  Mr. Gillispie helped start up a technical  management consulting business,  INPO, in Atlanta, Georgia and a nuclear operating  company,  NMC, in Hudson, Wisconsin, which operated six nuclear power plants, with approximately 5,000 employees.  Mr. Gillispie served as a director for Boston Edison. Mr. Gillispie has a Bachelor of Science in Electrical Engineering from Clemson University.  He completed the Senior Executive Program at the Massachusetts Institute of Technology.  In addition, Mr. Gillispie completed the Navy Nuclear program. The Board of Directors concluded that Mr. Gillispie should serve as a director in light of his extensive nuclear power background and combined with the perspective and experience he brings as our current President and Chief Executive Officer from his history with the Company.

Greg Kane, Director

A past nuclear plant manager, Mr. Kane has served as Vice President and Board member of the Company since September 2006.  Mr. Kane is the President of Eagle “I” Nuclear Assistance, a consulting firm that has provided management consulting to over 25 nuclear programs.  Mr. Kane has held that position since 1998.  Mr. Kane was previously the General Manager at Virginia Power’s twin unit PWR North Anna Nuclear Plant, where he was responsible for safe operation and budgeting of the station in the all aspects of operations. Mr. Kane has completed the Navy Nuclear Program. The Board of Directors concluded that Mr. Kane should serve as a director in light of his extensive nuclear power background.

John Franz, Director

John Franz, a past Vice President of Duane Arnold, a nuclear facility, has served on the board of the Company since February 2007.  Since leaving the nuclear facility, he has worked as a consultant for 12 nuclear power plants and 2 consulting firms.  Mr. Franz has 36 years of experience in the licensing, development, operation and management of nuclear power plants.  Mr. Franz received his Bachelor of Science degree in Mechanical Engineering from Drexel University. The Board of Directors concluded that Mr. Franz should serve as a director in light of his extensive nuclear power background.

Rick J. Bucci, Vice President and Chief Financial Officer

Mr. Bucci, a Certified Public Accountant, has served as Chief Financial Officer of the Company since September 2007.  Mr. Bucci has 19 years of experience in the field of accounting and tax in various industries such as hospitality, construction, real estate development and banking.  Additionally, he served as CFO of two corporations, Veterans Outreach Center and Finger Lakes Family Care, Inc. His experience includes tax planning and preparation, audit services, financial statement preparation and presentation, bank financing and various consulting engagements.  Mr. Bucci currently owns and operates a Certified Public Accounting firm, Rick J. Bucci, CPA, which is licensed to practice public accounting in New York State and has over 350 clients.  He attended the State University of New York at Geneseo (1984 through 1988) where he received a Bachelor of Science in Accounting.

Leon Eliason, Director

A past President of two nuclear utility business units, NSP and PSE&G, and former Chairman of the Company, Mr. Eliason has served on the Board of the Company since September 2006. Mr. Eliason is a professional in the utilities field, with 33 years of experience in operations, maintenance, engineering, and management of Nuclear, Fossil, Solar, and Hydro Power Plants.  He served as President of the Nuclear Business Unit and Chief Nuclear Officer for Public Service Electric and Gas, Newark New  Jersey, where he was responsible for all operational and support activities including fuel, technical support, business planning, and financial support for two generating stations.  Mr. Eliason has a Bachelor of Science degree in Mechanical Engineering from the South Dakota School of Mines and Technology.  The Board of Directors concluded that Mr. Eliason should serve as a director in light of his extensive nuclear power background.

Kenneth A. Strahm, Sr., Director

Mr. Strahm, a past president of the nuclear industry watchdog organization INPO, has served on the Board of the Company since September 2006.  Mr. Strahm was employed by the Institute of Nuclear Power Operations (INPO) in Atlanta, Georgia, where he served as the Director of the National  Academy for Nuclear  Training and later as President of the Institute.  Mr. Strahm attended the Naval Academy where he received a BS in Marine Engineering. He also attended the Naval Post Graduate School and obtained an MBA. The Board of Directors concluded that Mr. Strahm should serve as a director in light of his extensive nuclear power background.

Ralph Beedle, Director

Mr. Beedle, a past Senior Vice President of the Nuclear Energy Institute, has served on the Board of the Company since inception.  Mr. Beedle was the Senior Vice President and Chief Nuclear Officer of the Nuclear Energy Institute, where (in addition to his operational management duties) he interacted regularly with the U. S. Nuclear Regulatory Commission and other federal agencies, as well as members of Congress.  Mr. Beedle attended the US Naval Academy and obtained a BS in Marine Engineering. The Board of Directors concluded that Mr. Beedle should serve as a director in light of his extensive nuclear power background.

Mike Sellman, Director

Mr. Sellman has served on the Board of the Company since May 28, 2009.  Mr. Sellman began his career designing reactor cores for Admiral Rickover’s Nuclear Navy and then moved to commercial nuclear power.  He progressed from plant manager at Prairie Island Nuclear Plant to General Manager or Site VP at ANO, River Bend and Waterford Nuclear Stations, President of Maine Yankee Power the Company, Chief Nuclear Officer of Wisconsin Electric the Company and  finally President and CEO of the Nuclear Management, which operated eight nuclear stations in the mid-west.  He has served on the boards of all of the nuclear industries key organizations; Institute of Nuclear Power Operations, Nuclear Energy Institute and American Nuclear Society among others.  He also consults internationally and to Idaho National Laboratory.  Mr. Sellman attended the University of Minnesota, where he obtained a Bachelor of Science in Physics, "With High Distinction" in 1969.  Mr. Sellman also received a Master of Science in Engineering in Nuclear Engineering from Catholic University in 1973 and completed the Executive Development Program at Northwester University in 1987.

Involvement in Certain Legal Proceedings

Currently, an action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our company, and certain of our officers and directors, including our President, CEO and director, Donald Gillispie, violated the federal securities laws by issuing materially false and misleading statements, artificially inflating the company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC Action”). The company’s accounts were frozen on December 18, 2010 following the filing of the civil complaint by the SEC in connection with the SEC Action; however, after oral arguement and the submission of lengthy papers, the Court ordered the freeze lifted but also requested that the parties reach agreement to provide the SEC some form of relief in so doing.  The parties reached an agreement pursuant to which, among other things, Mr. Gillispie agreed to an order pursuant to which he agreed not to violate Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Section 16(a) of the Exchange Act and Rule 16a-3 thereunder.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires a reporting company’s executive officers, directors and persons who own more than 10% of a registered class of the company’s equity securities (“Reporting Person”) to report ownership and changes in ownership with the SEC on Form 3, 4 and 5. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a).  Based solely on our review of the copies of such reports we received, and written representations from certain Reporting Persons that no other reports were required for those persons, to the best of our knowledge, we believe that during the year ended December 31, 2010, the Company has determined that the following Reporting Persons have failed to comply with Section 16(a) of the Exchange Act on a timely basis.

Donald Gillipsie, president, Chief Executive Officer, Chief Operating Officer and Chairman of the Company, did not timely file Form 4s with respect to the common shares awarded to him as compensation on January 8, 2010, February 18, 2010 and June 24, 2010 or restricted shares of our common stock he purchased from the Company on September 23, 2010.

Gregory E. Kane, Vice President and Director of the Company, did not file Form 4s with respect to the shares of our common stock awarded to him as compensation on January 8, 2010 and February 18, 2010.

John Franz, Vice President and Director of the Company, did not file Forms 4 with respect to the shares of our common stock awarded to him as compensation on January 8, 2010 and February 18, 2010 or restricted shares of our common stock he purchased from the Company on September 16, 2010.

Rick J. Bucci, Vice President and Chief Financial Officer of the Company, did not timely file Form 4s with respect to shares of our common stock awarded to him as compensation on January 8, 2010, February 18, 2010 and June 11, 2010 or restricted shares of our common stock he purchased from the Company on September 21, 2010.

Leon Eliason, Director of the Company, did not timely file Form 4s with respect to shares of our common stock awarded to him as compensation on January 8, 2010 and February 18, 2010 or resticted shares or our common stock he purchased from the Company on September 15, 2010.

Kenneth A. Strahm Sr., Director of the Company, did not timely file Form 4s with respect to shares of our common stock awarded to him as compensation on January 8, 2010 and February 18, 2010.

Ralph Beedle, Director of the Company, did not timely file Form 4s with respect to shares of our common stock awarded to him as compensation on January 8, 2010 and February 18, 2010 or restricted shares of our common stock he purchased from the Company on September 17, 2010.

Mike Sellman, Director of the company, did not file Form 4s with respect to shares of our common stock awarded to him as compensation on January 8, 2010 and February 18, 2010 or restricted shares of our common stock he purchased from the Company on September 28, 2010.

Committees of the Board of Directors

The Board of Directors has one standing committee: Audit Committee.  We do not have a formal Compensation Committee or Nomination and Governance Committee, instead our directors act as the Compensation Committee and the Nomination and Governance Committee. The Company’s board is reviewing Charters for the audit, compensation and nominating committee currently. The following is a summary of the Audit Committee:

Audit Committee

The Company formed an audit committee in March 2007.  Members of the Audit Committee are Ralph Beedle (Chairman), Mike Sellman and John Franz.  The audit committee is comprised solely of directors who are independent and financially literate, as required by the Securities Exchange Act of 1934.  At least one member of the committee has accounting or related financial management expertise.

Previous “Blank Check” or “Shell” Involvement

Management of the Company has not been involved in prior private “blank-check” or “shell” companies.

Conflicts of Interest – General

Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions.  In addition, officers and directors of the Company may in the future participate in business ventures, which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms- length transactions may also arise in the future in the event the Company’s officers or directors are involved in the management of any firm with which the Company transacts business. The Company’s Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other companies with which the Company’s officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997.

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

Item 11. Executive Compensation

The following table sets forth the compensation (including salary, bonus, and certain other compensation) paid to the officers during the fiscal years ended December 31, 2010 and 2009.

Summary Executives Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other compensation ($)	Total ($)
Donald Gillispie, President CEO, Chairman and Director (1)	2010	0	0	1,050,000	0	$393,200	1,443,200
	2009	0	0	500,000	0	133,000	633,000

Rick J. Bucci, Vice President, Chief Financial Officer (2)	2010	0	0	450,000	0	0	450,000
	2009	0	0	100,000	0	0	100,000

(1)
During the year ended December 31, 2010, Mr. Gillispie received 15,000,000 shares of common stock valued at $0.05 per share and 3,000,000 shares of common stock valued at $0.10 per share as compensation for his services; and $344,000 of other compensation.    During the year ended December 31, 2009, Mr. Gillispie received 10,000,000 shares of common stock valued at $0.05 per share as compensation for his services; and $133,000 of other compensation. With respect to amounts representing other compensation for the years ended December 31, 2010 and 2009, $386,000 and $133,000, respectively, represent Mr. Gillispie's cash compensation which was paid or accrued to be paid to Energy Executives, LLC, Mr. Gillispie’s consulting business, as Mr. Gillispie is paid by us as an independent contractor.

(2)
During the year ended December 31, 2010, Mr. Bucci received 7,000,000 shares of common stock valued at $0.05 per share and 1,000,000 shares of common stock valued at $0.10 per share as compensation for his services. During the year ended December 31, 2009, Mr. Bucci received 2,000,000 shares of common stock valued at $0.05 per share as compensation for his services.

Option/SAR Grants in the Last Fiscal Year

The Company does not have a stock option plan as of the date of this annual report.  There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2010 and 2009.

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

The following table sets forth the director compensation of our non-employee directors of during the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
John Franz	0	50,000	0	50,000
Kenneth Strahm	0	50,000	0	50,000
Ralph Beedle	0	50,000	0	50,000
Greg Kane	0	50,000	0	50,000
Leon Eliason	0	50,000	0	50,000
Mike Sellman	0	50,000	0	50,000

(1)
During the year ended December 31, 2010, Mr. Franz, Mr. Strahm, Mr. Beedle, Mr. Kane, Mr. Eliason and Mr. Sellman each received 1,000,000 shares of the Company’s common stock value at $.05 per share for their services as non-employee directors.  Mr. Kane and Mr. Eliason resigned from the board of directors in February 2011.

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

The information below is based on the number of shares of the Company’s common stock that the Company believes was beneficially owned by each person or entity as of March 31, 2011.

Name and Address of Beneficial Owner(1)	Number of Common Stock Beneficially Owned(2)	Percent of Class Beneficially Owned
Donald Gillispie, President, CEO, Chairman and Director	42,537,500	13.1%
John Franz, Vice President and Director	3,093,333	1.0%
Rick J. Bucci, Vice President and Chief Financial Officer(3)	14,025,000	4.31%
Jennifer Ransom, owner of 5% or more	17,000,000	5.23%
Kenneth A. Strahm, Sr., Director	2,500,000	*
Ralph Beedle, Director	2,513,333	*
Mike Sellman, Director	1,513,333	*
All directors and executive officers as a group (6 persons)	66,182,499	20.4%
*           Less than 1%.
(1)        Except as noted above the business address for all listed individuals or entities is 911 E. Winding Creek Dr., Suite 150, Eagle, ID 83616.
(2)        On March 31, 2010, the Company had authorized common stock of 500,000,000, with 325,087,791 shares of its common stock issued and  outstanding.
(3)        14,029,726 shares held directly; 4,726 held indirectly through spouse.

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

Item 13. Certain Relationships and Related Transactions

Not Applicable.

Item 14. Principal Accounting Fees and Services

EFP Rotenberg, LLP is the Company’s principal auditing accountant firm. The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining EFP Rotenberg LLP’s independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2010 and December 31, 2009 by EFP Rotenberg, LLP:

	Year Ended December 31,
	2010	2009
Audit Fees	$24,950	$24,300
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$24,950	$24,300

All audit work was performed by the auditors’ full-time employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following is a complete list of exhibits filed as part of this Form 10K.  Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)  Audited financial statements for years ended December 31, 2010 and 2009, and the period from inception up to December 31, 2010, attached hereto from F-1 to F-12.

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

Alternate Energy Holdings, Inc.

By:	/s/ Donald L. Gillispie	Dated: April 6, 2011
Donald L. Gillispie
President, Chief Executive Officer and Director (principal executive officer)

By:	/s/ Rick J. Bucci	Dated: April 6, 2011
Rick J. Bucci Vice-President and Chief Financial Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald L. Gillispie	Dated: April 6, 2011
Donald L. Gillispie, President, CEO, COO and Director

/s/ John Franz	Dated: April 6, 2011
John Franz, Vice President and Director

/s/ Kenneth A. Strahm, Sr.	Dated: April 6, 2011
Kenneth A. Strahm, Sr., Director

/s/ Ralph Beedle	Dated: April 6, 2011
Ralph Beedle, Director

/s/ Mike Sellman	Dated: April 6, 2011
Mike Sellman, Director

Alternate Energy Holdings, Inc.

Index to Consolidated Financial Statements

—INDEX—

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets
December 31, 2010 and 2009	F-3

Income Statements
Years ended December 31, 2010 and 2009, and the period from inception (August 29, 2005) through December 31, 2010	F-4

Statements of Changes in Stockholders’ Equity
Years ended December 31, 2010 and 2009, and the period from inception (August 29, 2005) through December 31, 2010	F-5 – F-7

Statements of Cash Flows
Years ended December 31, 2010 and 2009, and the period from inception (August 29, 2005) through December 31, 2010	F-8

Notes to Consolidated Financial Statements	F-9 – F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Alternate Energy Holdings, Inc (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of income, change in stockholders’ equity, and cash flows for each of the years in the  two-year period ended December 31, 2010 and for the period from inception (August 29, 2005) through December 31, 2010. Alternate Energy Holdings, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternate Energy Holdings, Inc as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the  two-year period ended December 31, 2010 and for the period from Inception (August 29, 2005) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 6, 2011

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
CURRENT ASSETS:
Cash and Cash Equivalents	$234,426	$597,577
Short-Term Investments	6,916,498	-
Deposit	-	100,000
Prepaid Expenses	-	11,220

Total Current Assets	7,150,924	708,797

PROPERTY AND EQUIPMENT - Net	70,595	-

OTHER ASSET
Assets Held for Sale - Energy Nuetral Model Home	278,000	-
Construction in Progress - Energy Nuetral Homes	298,657	-
Security Deposit	3,000	3,000
Total Other Assets	579,657	3,000

TOTAL ASSETS	$7,801,176	$711,797

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY
Accounts Payable	$166,577	$5,472
Due to Employee	60,000	-
Accrued Payroll	25,000	-

Total Current Liability	251,577	5,472

STOCKHOLDERS' EQUITY:
Common Stock, par value $.001, 500,000,000 shares
authorized; 325,087,791 issued and 324,687,791
outstanding and 136,150,108 issued and 135,750,108
outstanding, respectively	325,088	136,150
Additional Paid in Capital	27,063,778	11,677,947
Accumulated Other Comprehensive Income	(243,773)	-
Treasury Stock (400,000 shares at cost)	(20,000)	(20,000)
Deficit Accumulated During Development Stage	(19,575,494)	(11,087,772)

Total Stockholders' Equity	7,549,599	706,325

TOTAL LIABILITY AND STOCKHOLDERS'
EQUITY	$7,801,176	$711,797

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2010

	Year Ended	Year Ended	Inception to
	December 31	December 31	December 31
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES:
General and Administrative Expenses	8,634,438	2,383,241	20,757,991

NET LOSS FROM OPERATIONS	(8,634,438)	(2,383,241)	(20,757,991)

OTHER INCOME (EXPENSE)
Investment Income	132,766	194	164,953
Miscellaneous Income	3,707	5,479	9,186
Gain on Sales of Investments	149,136	-	150,763
Impairment on Deposit	(100,000)		(100,000)
Impairment on Asset Held for Sale	(38,419)	-	(38,419)
Interest Expense	(474)	-	(3,986)
Total Other Income	146,716	5,673	182,497

LOSS BEFORE NON-CONTROLLING INTEREST
IN VARIABLE INTEREST ENTITY	(8,487,722)	(2,377,568)	(20,575,494)

Non-Controlling Interest in Variable Interest Entity	-	-	1,000,000

Net Loss	$(8,487,722)	$(2,377,568)	$(19,575,494)

BASIC AND DILUTED
NET LOSS PER COMMON SHARE	$(0.03)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	279,132,742	101,977,926

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2010

						Accumulated
		Number of		Additional		Other
	Price per	Common	Common	Paid in	Treasury	Comprehensive	Net
	Share	Shares Issued	Stock	Capital	Stock	Income	Loss	Total
Founder Shares issued August 29, 2005	-	14,800,000	$14,800	$(14,800)	$-	$-	$-	$-
Issuance of Common Stock for Services
October	0.0176	3,249,999	3,250	54,250	-	-	-	57,500
Amortization of common stock for services
October		-	-	8,750	-	-	-	8,750
November		-	-	8,750	-	-	-	8,750
December		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Payables:
September	0.0417	600,000	600	24,400	-	-	-	25,000
November	0.0500	300,000	300	14,700	-	-	-	15,000
Net Loss		-	-	-	-	-	(100,692)	(100,692)
Balances, December 31, 2005		18,949,999	18,950	104,800	-	-	(100,692)	23,058
Nussential Holdings Inc. shareholders
prior to merger	-	4,252,088	4,252	(4,252)	-	-	-	-
Issuance of Common Stock for Services
September	1.0077	1,149,999	1,150	1,157,599	-	-	-	1,158,749
November	0.9000	100,000	100	89,900	-	-	-	90,000
Amortization of common stock for services
January		-	-	8,750	-	-	-	8,750
February		-	-	8,750	-	-	-	8,750
March		-	-	8,750	-	-	-	8,750
April		-	-	8,750	-	-	-	8,750
May		-	-	8,750	-	-	-	8,750
June		-	-	8,750	-	-	-	8,750
July		-	-	8,750	-	-	-	8,750
August		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Cash
March	0.0500	1,000,000	1,000	49,000	-	-	-	50,000
May	0.0500	400,000	400	19,600	-	-	-	20,000
June	0.0500	100,000	100	4,900	-	-	-	5,000
October	0.6465	273,000	273	176,227	-	-	-	176,500
November	0.3333	116,000	116	38,550	-	-	-	38,666
December	0.4244	75,000	75	31,758	-	-	-	31,833
Purchase of Treasury Stock		-	-	-	(20,000)	-	-	(20,000)
Net Loss		-	-	-	-	-	(1,394,711)	(1,394,711)
Balances, December 31, 2006		26,416,086	26,416	1,738,082	(20,000)	-	(1,495,403)	249,095
Issuance of Common Stock for Services
February	0.5000	920,000	920	459,080	-	-	-	460,000
March	0.5000	300,000	300	149,700	-	-	-	150,000
April	0.2500	100,000	100	24,900	-	-	-	25,000
June	0.2500	550,000	550	136,950	-	-	-	137,500
August	0.4000	531,552	532	212,089	-	-	-	212,621
September	0.1055	4,583,200	4,583	478,697	-	-	-	483,280
October	0.4000	366,400	366	146,194	-	-	-	146,560
November	0.1453	457,000	457	65,943	-	-	-	66,400
December	0.1000	57,500	58	5,692	-	-	-	5,750
Issuance of Common Stock for Cash
January	0.5300	23,000	23	12,227	-	-	-	12,250
February	0.5000	55,000	55	27,445	-	-	-	27,500
March	0.5000	10,000	10	4,990	-	-	-	5,000
April	0.4000	25,000	25	9,975	-	-	-	10,000
May	0.2500	206,000	206	51,294	-	-	-	51,500
June	0.2389	180,000	180	42,820	-	-	-	43,000
July	0.2500	2,591,000	2,591	645,159	-	-	-	647,750
August	0.2494	2,521,036	2,521	626,238	-	-	-	628,759
September	0.2500	64,000	64	15,936	-	-	-	16,000
October	0.2500	20,000	20	4,980	-	-	-	5,000
November	0.2000	287,500	287	57,213	-	-	-	57,500
December	0.1000	2,451,000	2,451	242,649	-	-	-	245,100
Net Loss		-	-	-	-	-	(3,394,200)	(3,394,200)
Balances, December 31, 2007		42,715,274	$42,715	$5,158,253	$(20,000)	$-	$(4,889,603)	$291,365

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2010

						Accumulated
		Number of		Additional		Other
	Price per	Common	Common	Paid in	Treasury	Comprehensive	Net
	Share	Shares Issued	Stock	Capital	Stock	Income	Loss	Total
Issuance of Common Stock for Services
January	0.1000	1,312,250	1,312	129,913	-	-	-	131,225
February	0.1000	70,000	70	6,930	-	-	-	7,000
March	0.1000	183,250	183	18,142	-	-	-	18,325
April	0.1000	20,000	20	1,980	-	-	-	2,000
May	0.1000	14,556,875	14,557	1,441,131	-	-	-	1,455,688
June	0.1000	4,365,342	4,365	432,169	-	-	-	436,534
July	0.2000	798,625	798	158,927	-	-	-	159,725
August	0.2000	71,500	72	14,228	-	-	-	14,300
September	0.2000	25,430	25	5,061	-	-	-	5,086
October	0.2000	207,147	207	41,222	-	-	-	41,429
November	0.2000	10,853	11	2,160	-	-		2,171
December	0.1000	3,140,777	3,141	310,934	-	-		314,075
Issuance of Common Stock for Cash
January	0.1000	7,720,000	7,720	764,280	-	-	-	772,000
February	0.1000	1,120,750	1,121	110,954	-	-	-	112,075
March	0.1000	225,000	225	22,275	-	-	-	22,500
April	0.1000	250,000	250	24,750	-	-	-	25,000
May	0.1000	50,000	50	4,950	-	-	-	5,000
June	0.1000	576,000	576	57,024	-	-	-	57,600
July	0.1021	307,301	308	31,072	-	-	-	31,380
August	0.1549	182,000	182	28,018	-	-	-	28,200
September	0.2609	153,666	154	39,946	-	-	-	40,100
December	0.1000	125,000	125	12,375	-	-	-	12,500
Net Loss		-	-	-	-	-	(3,820,601)	(3,820,601)
Balances, December 31, 2008		78,187,040	78,187	8,816,694	(20,000)	-	(8,710,204)	164,677

Issuance of Common Stock for Services
January	0.1000	395,290	395	39,134	-	-	-	39,529
March	0.0500	138,065	138	6,765	-	-	-	6,903
April	0.0500	18,425,000	18,425	902,825	-	-	-	921,250
May	0.0500	945,400	945	46,325	-	-	-	47,270
June	0.0500	718,500	719	35,206	-	-	-	35,925
July	0.0500	755,000	755	36,995	-	-	-	37,750
August	0.0500	1,567,957	1,568	76,830	-	-	-	78,398
September	0.0500	1,431,340	1,431	70,136	-	-	-	71,567
October	0.0500	50,000	50	2,450	-	-	-	2,500
November	0.0500	441,580	442	21,637	-	-	-	22,079
December	0.0500	3,914,400	3,915	191,805	-	-	-	195,720
Issuance of Common Stock for Contract Option Fee
December	0.0500	500,000	500	24,500	-	-	-	25,000
Issuance of Common Stock for Cash
January	0.1000	25,000	25	2,475	-	-	-	2,500
February	0.0500	800,000	800	39,200	-	-	-	40,000
March	0.0500	330,600	330	16,200	-	-	-	16,530
April	0.0500	1,745,000	1,745	85,505	-	-	-	87,250
May	0.0500	700,000	700	34,300	-	-	-	35,000
June	0.0500	4,345,000	4,345	212,905	-	-	-	217,250
August	0.0500	440,000	440	21,560	-	-	-	22,000
September	0.0500	2,470,000	2,470	121,030	-	-	-	123,500
October	0.0500	3,509,000	3,509	171,941	-	-	-	175,450
November	0.0500	5,338,700	5,339	261,596	-	-	-	266,935
December	0.0500	8,977,236	8,977	439,933	-	-	-	448,910
Net Loss		-	-	-	-	-	(2,377,568)	(2,377,568)
Balances, December 31, 2009		136,150,108	136,150	11,677,947	(20,000)	-	(11,087,772)	706,325

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2010

						Accumulated
		Number of		Additional		Other
	Price per	Common	Common	Paid in	Treasury	Comprehensive	Net
	Share	Shares Issued	Stock	Capital	Stock	Income	Loss	Total
Issuance of Common Stock for Services
January	0.0500	17,500,000	17,500	857,500	-	-	-	875,000
February	0.0500	20,475,200	20,475	1,003,285	-	-	-	1,023,760
March	0.0500	1,307,546	1,308	64,069	-	-	-	65,377
April	0.0500	735,800	735	36,055	-	-	-	36,790
May	0.1000	100,000	100	9,900	-	-	-	10,000
June	0.1000	5,500,000	5,500	544,500	-	-	-	550,000
July	0.1500	5,854,465	5,854	872,316	-	-	-	878,170
August	0.5000	462,000	462	230,538	-	-	-	231,000
October	0.7000	145,000	145	101,355	-	-	-	101,500
November	0.7365	2,056,030	2,056	1,512,124	-	-	-	1,514,180
Issuance of Common Stock for Contract Option Fee
August	0.4000	500,000	500	199,500	-	-	-	200,000
September	0.7000	250,000	250	174,750	-	-	-	175,000
Issuance of Common Stock for Cash
January	0.0500	4,691,240	4,691	229,871	-	-	-	234,562
February	0.0500	42,188,960	42,189	2,067,259	-	-	-	2,109,448
March	0.0500	30,048,710	30,049	1,472,387	-	-	-	1,502,436
April	0.0500	4,610,000	4,610	225,890	-	-	-	230,500
May	0.1000	44,028,600	44,029	4,358,831	-	-	-	4,402,860
June	0.1000	7,348,580	7,349	727,509	-	-	-	734,858
July	0.4000	65,000	65	25,935	-	-	-	26,000
August	0.5000	425,000	425	212,075	-	-	-	212,500
September	0.7400	223,547	223	165,201	-	-	-	165,424
October	0.7000	279,145	279	195,123	-	-	-	195,402
November	0.7000	142,860	143	99,859	-	-	-	100,002
Comprehensive Loss:
Unrealized Loss on Short-Term Investments			-	-	-	(243,773)	-	(243,773)
Net Loss			-	-	-	-	(8,487,722)	(8,487,722)
Total Comprehensive Loss		-	-	-	-	-	-	(8,731,495)
Balance - December 31, 2010		325,088,791	$325,088	$27,063,778	$(20,000)	$(243,773)	$(19,575,494)	$7,549,599

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2010

	Year Ended	Year Ended	Inception to
	December 31	December 31	December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,487,722)	$(2,377,568)	$(19,575,494)
Adjustments to reconcile Net Loss to Net Cash
Used by Operating Activities -
Common Stock Issued for Services	5,285,777	1,433,891	12,436,836
Common Stock Issued for Contract Option Fee	375,000	25,000	400,000
Loss from Variable Interest Entity	-	-	(1,000,000)
Impairment on Asset Held for Sale	38,419	-	38,419
Depreciation	8,894	-	8,894
Gain on Sale of Short Term Investments	(149,136)	-	(150,763)
Change in operating Assets and Liabilities -
Deposits	100,000	(45,000)	-
Prepaid Expenses	11,220	15,197	-
Security Deposits	-	-	(3,000)
Construction in Progress - Energy Neutral Homes	(298,657)	-	(298,657)
Accounts Payable	161,105	(26,787)	166,577
Accrued Payroll	25,000	-	25,000
Total Adjustments	5,557,622	1,402,301	11,623,306
Net Cash Used by Operating Activities	(2,930,100)	(975,267)	(7,952,188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(79,489)	-	(79,489)
Purchase of Short-Term Investments	(14,096,925)	-	(14,096,925)
Proceeds from Sale of Short-Term Investments	7,047,371	-	7,048,998
Purchase of Energy Neutral Model Home	(278,000)	-	(278,000)
Net Cash Used by Investing Activites	(7,407,043)	-	(7,405,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of Cash for Common Stock	9,913,992	1,460,325	14,552,030
Cash Received from Non-Controlling Members	-	-	1,000,000
Purchase of Treasury Stock	-	-	(20,000)
Advance Due to Employee	60,000	-	60,000
Net Cash Provided by Financing Activities	9,973,992	1,460,325	15,592,030

NET INCREASE (DECREASE) IN CASH	(363,151)	485,058	234,426

CASH - BEGINNING	597,577	112,519	-

CASH - ENDING	$234,426	$597,577	$234,426

Supplemental Disclosures:
Cash paid for Income Taxes	$-	$-	$-
Cash paid for Interest	$474	$-	$3,986

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Alternate Energy Holdings, Inc., (and its subsidiaries Idaho Energy Complex Corporation, Energy Neutral, Inc., Green World Water Inc. and Reactor Development, LLC) formerly Nussentials Holdings Inc., is a development stage enterprise focused on the purchase, optimization and construction of green energy sources – primary nuclear power plants. During fiscal year 2010, Energy Neutral, Inc, completed construction of five "energy neutral" homes in Boise, Idaho, which feature unique design elements as well as standard "energy neutral" elements, including the Energy Star Certification and solar power generation.  The homes are designed and built with the goal of consuming less energy than they produce.

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

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures up to $250,000 balances at December 31, 2010 and 2009.   The uninsured balances at December 31, 2010 and 2009 were $-0- and $347,577, respectively.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC 260-10, and are calculated on the basis of the weighted average number of common shares outstanding during the year.  They include the dilutive effect of common stock equivalents in years with net income.  Basic and diluted net loss per share is the same due to the absence of common stock equivalents.

Stock Based Compensation

Alternate Energy Holdings, Inc.’s non-employees, share-based expense is recorded in accordance with FASB ASC 505-50.  Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through December 31, 2010. For the years ended December 31, 2010 and 2009, 32,000,000 and 15,450,000 shares of restricted stock were issued for officer/board services, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other Comprehensive income (loss) is primarily the result of unrealized gains and losses on Short-Term investments.  The following table set forth the components of comprehensive income (loss):

	Year Ended December 30,
	2010	2009

Net Loss	$(8,487,722)	$(2,377,568)
Unrealized Loss on Short-
Term Investments	(243,773)	-0-
Comprehensive Income	$(8,731,495)	$(2,377,568)

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

NOTE 2 - INCOME TAXES

Alternate Energy Holdings, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  Alternate Energy Holdings, Inc. incurred net losses in the year ending December 31, 2010 and 2009 and therefore, has no tax liability.  The deferred tax asset generated by the carry-forward is approximately $ 12,504,984 at December 31, 2010 and will expire in 2029.

Components of deferred tax assets at December 31, 2010 are as follows:

Deferred tax asset – net operating loss
Carry-forwards	$12,504,984
Valuation Allowance	(12,504,984)
Net deferred tax asset	$-0-

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES - continued

The Company has adopted ASC 740-10 “Income Taxes”.  As a result of the assessment the Company has recognized no material tax adjustments to the unrecognized tax benefits.  At the adoption date of January 1, 2008 and as of December 31, 2010, the Company has no unrecognized tax benefits.  By statue, tax years ending December 31, 2010 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate for the fiscal year ended on December 31, 2010 and 2009 is as follows:

	2010	2009
Federal Income Tax Rate	34%	34%
State Income Tax Rate	0%	0%
Increase in Valuation Allowance	(34%)	(34%)
Effective Tax Rate	0%	0%

NOTE 3 - COMMON STOCK

During 2006, Alternate Energy Holdings, Inc.
-	Issued 4,252,088 shares of common stock to the Nussential Holdings shareholders in the reverse merger – See Note 1 for the details.
-	Issued 1,249,999 shares of common stock valued at $ 1,318,749 for services.
-	Issued 1,964,000 shares of common stock for cash received in the amount of $ 321,999.
-	Purchase 400,000 shares of treasury stock for cash in the amount of $ 20,000.
During 2007, Alternate Energy Holdings, Inc.
-	Issued 7,865,652 shares of common stock valued at $ 1,687,111 for services.
-	Issued 8,433,536 shares of common stock for cash received in the amount of $ 1,749,359.
During 2008, Alternate Energy Holdings, Inc.
-	Issued 24,762,049 shares of common stock valued at $ 2,587,558 for services.
-	Issued 10,709,717 shares of common stock for cash received in the amount of $ 1,106,355.
During 2009, Alternate Energy Holdings, Inc.
-	Issued 28,282,532 shares of common stock valued at $ 1,433,891 for services.
-	Issued 500,000 shares of common stock valued at $25,000 for a contract option fee.
-	Issued 29,180,536 shares of common stock for cash received in the amount of $ 1,460,325.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK - continued

During 2010, Alternate Energy Holdings, Inc.
-	Issued 54,136,041 shares of common stock valued at $ 5,094,064 for services.
-	Issued 750,000 shares of common stock valued at $375,000 for two contract option fees.
-	Issued 134,051,642 shares of common stock for cash received in the amount of $9,913,992.

NOTE 4 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a two year lease and a home/office on a month-to-month basis under another lease. The two year lease is dated April 1, 2010 and expires April 30, 2012 and requires monthly payments of $2,000. Rent expense for the years ending December 31, 2010 and 2009 was $59,660 and $51,595, respectively. The following is a schedule of future minimum payments under the operating lease for the year ended December 31, 2010:

For the year Ended December 31
2011	$24,000
2012	8,000
Total	$32,000

Alternate Energy Holdings, Inc. has entered into three contracts dated December 11, 2009, August 10, 2010 and September 10, 2010 to purchase land in Idaho. This option holds the contract open until December 18, 2010, January 10, 2012 and September 10, 2011, respectively.  The expenses of these contracts are show as Issuance of Common Stock for Option Fee on the Stockholder’s Equity statement.

NOTE 5 - VARIABLE INTEREST ENTITY

FASB ASC 810 requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Reactor Development, LLC was formed for the purpose of developing and managing an energy complex. Alternate Energy Holdings, Inc. invested $1,000,000 which represents approximately 50% of Reactor Development LLC’s capital structure as of December 31, 2007.  Furthermore, the daily operating decisions of Reactor Development, LLC are made by the members of Alternate Energy Holdings, Inc.’s management.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - VARIABLE INTEREST ENTITY - continued

Under FASB ASC 810 Reactor Development, LLC is deemed a variable Interest Entity to Alternate Energy Holding, Inc. and as such Reactor Development, LLC’s financial information has been consolidated with Alternate Energy Holdings, Inc.

The consolidated financial statements includes the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under “Non-Controlling Interest in Variable Interest Entity” in the accompanying consolidated income statement.  Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at December 31, 2010 and December 31, 2009, respectively.

NOTE 6 - DEPOSIT

Deposit represented monies held in escrow for a potential joint venture project that will develop and manufacture a hybrid engine in China. The funds were released from escrow and replaced with a note receivable that was deemed to be uncollectible and of no value at December 31, 2010.

NOTE 7 – ASSET HELD FOR SALE

Alternate Energy Holdings, Inc has constructed a model home to demonstrate that a competitively priced and energy cost efficient home can be constructed using energy-efficient techniques.  The home creates more power than its uses on a month-to-month basis. The home is to be used to market the Energy Neutral brand name. The home is currently listed for sale and was sold in March 2011.

	Year Ended 12/31/10	Significant Other Observable Inputs – (Level 2)	Total Loss
Assets Held for Sale	$316,418	$278,000	$(38,418)

In accordance with the provisions of the Impairment or Disposal of Long-Lives Assets Subsection of FASB Codification Subtopic 360-10, long-lived assets held and used with a carrying amount of $316,418 were written down to their fair market value of $278,000, resulting in an impairment charge of $38,418, which was included in earnings for the period.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – AVAILABLE-FOR-SALE-SECURITIES

The Company’s investments consist of equity investments in mutual funds.  An investment company is professionally managing the portfolio of the investments.  The Company’s investments are classified as available-for sale and are recorded on the consolidated balance sheet at fair value based on Level 1 inputs.  Unrealized gains and losses on the investments are included as a separate component of other comprehensive income.  The Company will recognize an impairment charge if a decline in the fair value of its investments below cost basis is judged to be other-than-temporary.  Unrealized losses, included in other comprehensive income at December 31, 2010 and 2009 were $243,773 and $-0-, respectively.

NOTE 9 – DUE TO EMPLOYEE

In December, 2010 an employee advanced the Company $60,000 to cover working capital. There were no formal repayment terms or interest charged on this advance. The monies were repaid in full in March 2011.

NOTE 10 – LEGAL PROCEEDINGS

Currently, an action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our Company, and certain of our officers and directors, violated federal securities laws issuing materially false and misleading statements, artificially inflating the Company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC” action).  The company’s accounts were frozen on December 18, 2010 following the filing of the civil compliant by the SEC in connection with the SEC action: however, a federal judge subsequently dropped the freeze on all of the Company’s assets on February 4, 2011. The parties are currently in the discovery phase and management is unable to evaluate the likelihood of an unfavorable outcome.

On January 11, 2011, a class action lawsuit was filed in the U.S. District Court for the District of Idaho on behalf of purchasers of the common stock of the company between September 20, 2006 through December 14, 2010, against the company and certain of its officers and directors by Lance Teague. On March 7, 2011, plaintiff moved to appoint John O’Brien as Lead Plaintiff. The complaint alleged claims against the Company and certain of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder and claims against certain of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act. The complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions, including reasonable costs and expenses, rescission, and other relief the Court deemed just and proper. The Company believes the lawsuit is without merit and intends to vigorously defend itself.  No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine an outcome.

NOTE 11 – CONSTRUCTION IN PROGRESS

Alternate Energy Holdings, Inc. is in the process of developing a subdivision of five lower cost energy efficient affordable homes in the Panther subdivision in Boise, Idaho that are being constructed by a local builder. As of December 31, 2010, $298,657 has been spent on these homes.  One of the homes has been sold in March 2011.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SUBSEQUENT EVENTS

January 1, 2011 through April 4, 2011, Alternate Energy Holdings, Inc. realized it first revenues with the sale of one of its Energy Neutral homes and the sale of its model home which generated approximately $450,000 of gross proceeds.  The model home was developed as a marketing tool for the Energy Neutral product line and was not as profitable as anticipated, but the other home sold made reasonable profit of $7,500.