Form 10-Q
period 2011-03-31
ALTERNATE ENERGY HOLDINGS, INC.
filed 2011-05-17
CIK 1421874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-53451

ALTERNATE ENERGY HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-5689191
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

911 E. Winding Creek Dr., Suite 150, Eagle, Idaho	83616
(Address of principal executive offices)	(Zip Code)

(208) 939-9311
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
Yes ☐No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐                                                                                            Accelerated Filer  ☐

Non- Accelerated Filer  ☐                                                                                            Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐    No  ☒

As of May 16, 2011, there were 326,387,791 shares of common stock, $0.001 par value, outstanding.

ALTERNATE ENERGY HOLDINGS, INC.

the terms “we”, “us”, “our”, “Company” , “AEHI” and “Alternate Energy Holdings” refer to Alternate Energy Holdings, Inc. and our wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 (Unaduited) AND DECEMBER 31, 2010

ASSETS
	March 31,
	2010	December 31
	Unaudited	2010
CURRENT ASSETS:
Cash and Cash Equivalents	$497,173	$234,426
Short-Term Investments	6,109,015	6,916,498

Total Current Assets	6,606,188	7,150,924

PROPERTY AND EQUIPMENT - Net	66,984	70,595

OTHER ASSET
Assets Held for Sale - Energy Neutral Model Home	-	278,000
Construction in Progress - Energy Neutral Homes	503,315	298,657
Security Deposit	3,000	3,000
Total Other Assets	506,315	579,657

TOTAL ASSETS	$7,179,487	$7,801,176

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY
Accounts Payable	$201,666	$166,577
Due to Employee	-	60,000
Accrued Payroll	50,500	25,000

Total Current Liability	252,166	251,577

STOCKHOLDERS' EQUITY:

Common Stock, par value $.001, 150,000,000 shares authorized; 325,087,791 issued and 324,687,791outstanding and 325,087,791 issued and 324,687,791 outstanding, respectively	325,087	325,087
Additional Paid in Capital	27,063,779	27,063,779
Accumulated Other Comprehensive Income	(199,030)	(243,773)
Treasury Stock (400,000 shares at cost)	(20,000)	(20,000)
Deficit Accumulated During Development Stage	(20,242,515)	(19,575,494)

Total Stockholders' Equity	6,927,321	7,549,599

TOTAL LIABILITY AND STOCKHOLDERS'
EQUITY	$7,179,487	$7,801,176
The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2011 (Unaudited)

	Three Months	Three Months	Inception to
	March 31,	March 31,	March 31,
	2011	2010	2011

REVENUES	$169,000	$-	$169,000

COST OF SALES	161,588	-	161,588

GROSS PROFIT	7,412	-	7,412

OPERATING EXPENSES:
General and Administrative Expenses	660,656	2,628,761	21,418,647

NET LOSS FROM OPERATIONS	(653,244)	(2,628,761)	(21,411,235)

OTHER INCOME (EXPENSE)
Investment Income	77,249	200	242,202
Miscellaneous Income	-	-	9,186
(Loss) Gain on Sales of Investments	(90,985)	-	59,778
Impairment on Deposit	-		(100,000)
Impairment on Asset Held for Sale	-	-	(38,419)
Interest Expense	(41)	-	(4,027)
Total Other Income	(13,777)	200	168,720

LOSS BEFORE NON-CONTROLLING INTEREST
IN VARIABLE INTEREST ENTITY	(667,021)	(2,628,561)	(21,242,515)

Non-Controlling Interest in Variable Interest Entity	-	-	1,000,000

Net Loss	$(667,021)	$(2,628,561)	$(20,242,515)

BASIC AND DILUTED
NET LOSS PER COMMON STOCK	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	325,087,791	237,108,234
The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2011 (Unaudited)

		Number of				Accumulated
		Common		Additional		Other
	Price per	Shares	Common	Paid in	Treasury	Comprehensive	Net
	Share	Issued	Stock	Capital	Stock	Income	Loss	Total
Founder Shares issued August 29, 2005	-	14,800,000	$14,800	$(14,800)	$-	$-	$-	$-
Issuance of Common Stock for Services
October	0.0176	3,249,999	3,250	54,250	-	-	-	57,500
Amortization of common stock for services
October		-	-	8,750	-	-	-	8,750
November		-	-	8,750	-	-	-	8,750
December		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Payables:
September	0.0417	600,000	600	24,400	-	-	-	25,000
November	0.0500	300,000	300	14,700	-	-	-	15,000
Net Loss		-	-	-	-	-	(100,692)	(100,692)
Balances, December 31, 2005		18,949,999	18,950	104,800	-	-	(100,692)	23,058
Nussential Holdings Inc. shareholders
prior to merger	-	4,252,088	4,252	(4,252)	-	-	-	-
Issuance of Common Stock for Services
September	1.0077	1,149,999	1,150	1,157,599	-	-	-	1,158,749
November	0.9000	100,000	100	89,900	-	-	-	90,000
Amortization of common stock for services
January		-	-	8,750	-	-	-	8,750
February		-	-	8,750	-	-	-	8,750
March		-	-	8,750	-	-	-	8,750
April		-	-	8,750	-	-	-	8,750
May		-	-	8,750	-	-	-	8,750
June		-	-	8,750	-	-	-	8,750
July		-	-	8,750	-	-	-	8,750
August		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Cash
March	0.0500	1,000,000	1,000	49,000	-	-	-	50,000
May	0.0500	400,000	400	19,600	-	-	-	20,000
June	0.0500	100,000	100	4,900	-	-	-	5,000
October	0.6465	273,000	273	176,227	-	-	-	176,500
November	0.3333	116,000	116	38,550	-	-	-	38,666
December	0.4244	75,000	75	31,758	-	-	-	31,833
Purchase of Treasury Stock		-	-	-	(20,000)	-	-	(20,000)
Net Loss		-	-	-	-	-	(1,394,711)	(1,394,711)
Balances, December 31, 2006		26,416,086	26,416	1,738,082	(20,000)	-	(1,495,403)	249,095
Issuance of Common Stock for Services
February	0.5000	920,000	920	459,080	-	-	-	460,000
March	0.5000	300,000	300	149,700	-	-	-	150,000
April	0.2500	100,000	100	24,900	-	-	-	25,000
June	0.2500	550,000	550	136,950	-	-	-	137,500
August	0.4000	531,552	532	212,089	-	-	-	212,621
September	0.1055	4,583,200	4,583	478,697	-	-	-	483,280
October	0.4000	366,400	366	146,194	-	-	-	146,560
November	0.1453	457,000	457	65,943	-	-	-	66,400
December	0.1000	57,500	58	5,692	-	-	-	5,750
Issuance of Common Stock for Cash
January	0.5300	23,000	23	12,227	-	-	-	12,250
February	0.5000	55,000	55	27,445	-	-	-	27,500
March	0.5000	10,000	10	4,990	-	-	-	5,000
April	0.4000	25,000	25	9,975	-	-	-	10,000
May	0.2500	206,000	206	51,294	-	-	-	51,500
June	0.2389	180,000	180	42,820	-	-	-	43,000
July	0.2500	2,591,000	2,591	645,159	-	-	-	647,750
August	0.2494	2,521,036	2,521	626,238	-	-	-	628,759
September	0.2500	64,000	64	15,936	-	-	-	16,000
October	0.2500	20,000	20	4,980	-	-	-	5,000
November	0.2000	287,500	287	57,213	-	-	-	57,500
December	0.1000	2,451,000	2,451	242,649	-	-	-	245,100
Net Loss		-	-	-	-	-	(3,394,200)	(3,394,200)
Balances, December 31, 2007		42,715,274	$42,715	$5,158,253	$(20,000)	$-	$(4,889,603)	$291,365
The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2011 (Unaudited)

		Number of				Accumulated
		Common		Additional		Other
	Price per	Shares	Common	Paid in	Treasury	Comprehensive	Net
	Share	Issued	Stock	Capital	Stock	Income	Loss	Total
Issuance of Common Stock for Services
January	0.1000	1,312,250	1,312	129,913	-	-	-	131,225
February	0.1000	70,000	70	6,930	-	-	-	7,000
March	0.1000	183,250	183	18,142	-	-	-	18,325
April	0.1000	20,000	20	1,980	-	-	-	2,000
May	0.1000	14,556,875	14,557	1,441,131	-	-	-	1,455,688
June	0.1000	4,365,342	4,365	432,169	-	-	-	436,534
July	0.2000	798,625	798	158,927	-	-	-	159,725
August	0.2000	71,500	72	14,228	-	-	-	14,300
September	0.2000	25,430	25	5,061	-	-	-	5,086
October	0.2000	207,147	207	41,222	-	-	-	41,429
November	0.2000	10,853	11	2,160	-	-		2,171
December	0.1000	3,140,777	3,141	310,934	-	-		314,075
Issuance of Common Stock for Cash
January	0.1000	7,720,000	7,720	764,280	-	-	-	772,000
February	0.1000	1,120,750	1,121	110,954	-	-	-	112,075
March	0.1000	225,000	225	22,275	-	-	-	22,500
April	0.1000	250,000	250	24,750	-	-	-	25,000
May	0.1000	50,000	50	4,950	-	-	-	5,000
June	0.1000	576,000	576	57,024	-	-	-	57,600
July	0.1021	307,301	308	31,072	-	-	-	31,380
August	0.1549	182,000	182	28,018	-	-	-	28,200
September	0.2609	153,666	154	39,946	-	-	-	40,100
December	0.1000	125,000	125	12,375	-	-	-	12,500
Net Loss		-	-	-	-	-	(3,820,601)	(3,820,601)
Balances, December 31, 2008		78,187,040	78,187	8,816,694	(20,000)	-	(8,710,204)	164,677

Issuance of Common Stock for Services
January	0.1000	395,290	395	39,134	-	-	-	39,529
March	0.0500	138,065	138	6,765	-	-	-	6,903
April	0.0500	18,425,000	18,425	902,825	-	-	-	921,250
May	0.0500	945,400	945	46,325	-	-	-	47,270
June	0.0500	718,500	719	35,206	-	-	-	35,925
July	0.0500	755,000	755	36,995	-	-	-	37,750
August	0.0500	1,567,957	1,568	76,830	-	-	-	78,398
September	0.0500	1,431,340	1,431	70,136	-	-	-	71,567
October	0.0500	50,000	50	2,450	-	-	-	2,500
November	0.0500	441,580	442	21,637	-	-	-	22,079
December	0.0500	3,914,400	3,915	191,805	-	-	-	195,720
Issuance of Common Stock for Contract Option Fee
December	0.0500	500,000	500	24,500	-	-	-	25,000
Issuance of Common Stock for Cash
January	0.1000	25,000	25	2,475	-	-	-	2,500
February	0.0500	800,000	800	39,200	-	-	-	40,000
March	0.0500	330,600	330	16,200	-	-	-	16,530
April	0.0500	1,745,000	1,745	85,505	-	-	-	87,250
May	0.0500	700,000	700	34,300	-	-	-	35,000
June	0.0500	4,345,000	4,345	212,905	-	-	-	217,250
August	0.0500	440,000	440	21,560	-	-	-	22,000
September	0.0500	2,470,000	2,470	121,030	-	-	-	123,500
October	0.0500	3,509,000	3,509	171,941	-	-	-	175,450
November	0.0500	5,338,700	5,339	261,596	-	-	-	266,935
December	0.0500	8,977,236	8,977	439,933	-	-	-	448,910
Net Loss		-	-	-	-	-	(2,377,568)	(2,377,568)
Balances, December 31, 2009		136,150,108	136,150	11,677,947	(20,000)	-	(11,087,772)	706,325

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2011 (Unaudited)

		Number of				Accumulated
		Common		Additional		Other
	Price per	Shares	Common	Paid in	Treasury	Comprehensive	Net
	Share	Issued	Stock	Capital	Stock	Income	Loss	Total
Issuance of Common Stock for Services
January	0.0500	17,500,000	17,500	857,500	-	-	-	875,000
February	0.0500	20,475,200	20,475	1,003,285	-	-	-	1,023,760
March	0.0500	1,307,546	1,308	64,069	-	-	-	65,377
April	0.0500	735,800	735	36,055	-	-	-	36,790
May	0.1000	100,000	100	9,900	-	-	-	10,000
June	0.1000	5,500,000	5,500	544,500	-	-	-	550,000
July	0.1500	5,854,465	5,854	872,316	-	-	-	878,170
August	0.5000	462,000	462	230,538	-	-	-	231,000
October	0.7000	145,000	145	101,355	-	-	-	101,500
November	0.7365	2,056,030	2,056	1,512,124	-	-	-	1,514,180
Issuance of Common Stock for Contract Option Fee
August	0.4000	500,000	500	199,500	-	-	-	200,000
September	0.7000	250,000	250	174,750	-	-	-	175,000
Issuance of Common Stock for Cash
January	0.0500	4,691,240	4,691	229,871	-	-	-	234,562
February	0.0500	42,188,960	42,189	2,067,259	-	-	-	2,109,448
March	0.0500	30,048,710	30,049	1,472,387	-	-	-	1,502,436
April	0.0500	4,610,000	4,610	225,890	-	-	-	230,500
May	0.1000	44,028,600	44,029	4,358,831	-	-	-	4,402,860
June	0.1000	7,348,580	7,349	727,509	-	-	-	734,858
July	0.4000	65,000	65	25,935	-	-	-	26,000
August	0.5000	425,000	425	212,075	-	-	-	212,500
September	0.7400	223,547	223	165,201	-	-	-	165,424
October	0.7000	279,145	279	195,123	-	-	-	195,402
November	0.7000	142,860	143	99,859	-	-	-	100,002
Comprehensive Loss:
Unrealized Loss on Short-Term Investments			-	-	-	(243,773)	-	(243,773)
Net Loss			-	-	-	-	(8,487,722)	(8,487,722)
Total Comprehensive Loss		-	-	-	-	-	-	(8,731,495)
Balance - December 31, 2010		325,087,791	$325,087	$27,063,779	$(20,000)	$(243,773)	$(19,575,494)	$7,549,599

Comprehensive Loss:
Unrealized Gain on Short-Term Investments			-	-	-	44,743	-	44,743
Net Loss			-	-	-	-	(667,021)	(667,021)
Total Comprehensive Loss		-	-	-	-	-	-	(622,278)
Balance - March 31, 2011		325,087,791	$325,087	$27,063,779	$(20,000)	$(199,030)	$(20,242,515)	$6,927,321

  The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2011 (Unaudited)

	Three Months	Three Months	Inception to
	March 31,	March 31,	March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(667,021)	$(2,628,561)	$(20,242,515)
Adjustments to reconcile Net Loss to Net Cash
Used by Operating Activities -
Common Stock Issued for Services	-	1,964,137	12,436,836
Common Stock Issued for Contract Option Fee	-	-	400,000
Loss from Variable Interest Entity	-	-	(1,000,000)
Impairment on Asset Held for Sale	-	-	38,419
Depreciation	3,611	-	12,505
(Loss) Gain on Sales of Investments	90,985	-	(59,778)
Change in operating Assets and Liabilities -
Security Deposits	-	-	(3,000)
Construction in Progress - Energy Neutral Homes	(204,658)	-	(503,315)
Accounts Payable	35,089	42,768	201,666
Accrued Payroll	25,500	-	50,500
Total Adjustments	(49,473)	2,006,905	11,573,833
Net Cash Used by Operating Activities	(716,494)	(621,656)	(8,668,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-	(22,097)	(79,489)
Purchase of Short-Term Investments	(645,756)	-	(14,742,681)
Proceeds from Sale of Short-Term Investments	1,406,997	-	8,455,995
Proceeds from Sale of Energy Neutral Home	278,000	-	278,000
Purchase of Energy Neutral Model Home	-	(297,365)	(278,000)
Net Cash Provided (Used) by Investing Activities	1,039,241	(319,462)	(6,366,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of Cash for Common Stock	-	3,846,446	14,552,030
Cash Received from Non-Controlling Members	-	-	1,000,000
Purchase of Treasury Stock	-	-	(20,000)
Advance Due to Related Party	106,914	-	106,914
Payment to Related Party	(106,914)	-	(106,914)
Payment of Employee Advance	(60,000)	-	(60,000)
Advance Due to Employee	-	-	60,000
Net Cash (Used) Provided by Financing Activities	(60,000)	3,846,446	15,532,030

NET INCREASE IN CASH	262,747	2,905,328	497,173

CASH - BEGINNING	234,426	597,577	-

CASH - ENDING	$497,173	$3,502,905	$497,173

Supplemental Disclosures:
Cash paid for Income Taxes	$-	$-	$-
Cash paid for Interest	$41	$-	$4,027

  The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Alternate Energy Holdings, Inc., (and its subsidiaries Idaho Energy Complex, LLC, Green World Water, LLC, Energy Neutral, LLC and Reactor Development, LLC) formerly Nussentials Holdings Inc., is a development stage enterprise focused on the purchase, optimization and construction of green energy sources – primary nuclear power plants.  During fiscal year 2010 and 2011, Energy Neutral LLC completed construction of the model "energy neutral" home and one additional "energy neutral" home and is in the process of constructing four other "energy neutral" homes in Boise, Idaho, which feature unique design elements as well as standard “energy neutral” elements, including the Energy Star Certification and solar power generation. The homes are designed and built with the goal of consuming less energy than they produce.

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

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures up to $250,000 balances at March 31, 2011 and December 31, 2010.   The uninsured balances at March 31, 2011 and December 31, 2010 were $212,709 and $-0-, respectively.

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

Stock Based Compensation

Alternate Energy Holdings, Inc.’s non-employees, share-based expense are recorded in accordance with FASB ASC 505-50. Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through March 31, 2011. For the three months ended March 31, 2011 and 2010, -0- and 36,000,000 shares of restricted stock were issued for officer/board services, respectively.

Fair Value Measurements

The Company considers fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The Company utilizes the following three-level fair value hierarchy to establish the priorities of the inputs used to measure fair value:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other Comprehensive income (loss) is primarily the result of unrealized gains and losses on Short-Term investments.  The following table set forth the components of comprehensive income (loss):

	Three Months Ended
	March 31,
	2011	2010
Net Loss	$(667,021)	$(2,628,561)
Unrealized Gain on Short-
Term Investments	44,743	-0-
Comprehensive Income	$(622,278)	$(2,628,561)

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

Revenue Recognition on Sale of Real Estate

Sales and the associated gains and losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20., "Property, Plant and Equipment - Real Estate Sale". The specific timing of a sale is measured against various criteria in ASC Topic 360-20 related to the transaction and any continuing involvement in the form of management of financial assistance associated with the properties.

The Company utilizes the full accrual method and if the criteria are not met, the Company defers some or all of the gain recognition and accounts for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sale criteria are met.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

Alternate Energy Holdings, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  Alternate Energy Holdings, Inc. incurred net losses in the three months ending March 31, 2011 and 2010 and therefore, has no tax liability.  The deferred tax asset generated by the carry-forward is approximately $ 13,172,005 at March 31, 2011 and will expire in 2029.

Components of deferred tax assets at March 31, 2011 are as follows:

Deferred tax asset – net operating loss
Carry-forwards	$13,172,005
Valuation Allowance	(13,172,005)
Net deferred tax asset	$-0-

The Company has adopted ASC 740-10 “Income Taxes”. As a result of the assessment the Company has recognized no material tax adjustments to the unrecognized tax benefits.  At the adoption date of January 1, 2008 and as of March 31, 2011, the Company has no unrecognized tax benefits.  By statue, tax years ending December 31, 2010 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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
-     Issued  54,136,041 shares of common stock valued at $5,094,064 for services.
-     Issued  750,000 shares of common stock valued at $375,000 for two contract option fees.
-     Issued 134,051,642 shares of common stock for cash received in the amount of $9,913,992.
During 2011, Alternate Energy Holdings, Inc.
-     Did not issue any common stock for services or cash.

NOTE 4 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a two year lease and a home/office on a month-to-month basis under another lease. The two year lease is dated April 1, 2010 and expires April 30, 2012 and requires monthly payments of $2,000. Rent expense for the three months ending March 31, 2011 and 2010 was $10,000 and $13,440, respectively. The following is a schedule of future minimum payments under the operating lease for the three months ended March 31, 2011:

For the year Ended
December 31
2011	$18,000
2012	8,000
Total	$26,000

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS - continued

Alternate Energy Holdings, Inc. has entered into three contracts dated February 23, 2011, August 10, 2010 and September 10, 2010 to purchase land in Idaho. This option holds the contract open until December 11, 2011, January 10, 2012 and September 10, 2011, respectively.  The expenses of these contracts are show as Issuance of Common Stock for Option Fee on the Stockholder’s Equity statement.

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

The consolidated financial statements includes the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under “Non-Controlling Interest in Variable Interest Entity” in the accompanying consolidated income statement.  Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at March 31, 2011 and December 31, 2010, respectively.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ASSET HELD FOR SALE

Alternate Energy Holdings, Inc has constructed a model home to demonstrate that a competitively priced and energy cost efficient home can be constructed using energy-efficient techniques.  The home creates more power than its uses on a month-to-month basis. The home was to be used to market the Energy Neutral brand name. The home was sold in March 2011.

NOTE 7 – AVAILABLE-FOR-SALE-SECURITIES

The Company’s investments consist of equity investments in mutual funds.  An investment company is professionally managing the portfolio of the investments.  The Company’s investments are classified as available-for sale and are recorded on the consolidated balance sheet at fair value based on Level 1 inputs.  Unrealized gains and losses on the investments are included as a separate component of other comprehensive income.  The Company will recognize an impairment charge if a decline in the fair value of its investments below cost basis is judged to be other-than-temporary.  Unrealized gains, included in other comprehensive income at March 31, 2011 and 2010 were $44,743 and $-0-, respectively.

NOTE 8 – DUE TO EMPLOYEE

In December, 2010 an employee advanced the Company $60,000 to cover working capital expenses. There were no formal repayment terms or interest charged on this advance. The monies were repaid in full in March 2011.

NOTE 9 – CONSTRUCTION IN PROGRESS

Alternate Energy Holdings, Inc. is in the process of developing a subdivision of five lower cost energy efficient affordable homes in the Panther subdivision in Boise, Idaho that are being constructed by a local builder. As of March 31, 2011 and December 31, 2010, $503,315 and $298,657 has been spent on these homes, respectively.

NOTE 10 – DUE TO RELATED PARTY

In January, 2011 the CEO advanced the Company $106,914 to cover working capital expenses. There were no formal repayment terms or interest charged on this advance. The monies were repaid in full in March 2011.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LEGAL PROCEEDINGS

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

On January 11, 2011, a class action lawsuit was filed in the U.S. District Court of the District of Idaho on behalf of purchases of the common stock of the company between September 20, 2006 through December 14, 2010, against the company and certain officers by Lance Teague. On March 7, 2011, plaintiff moved to appoint John O’Brien as Lead Plaintiff.  The compliant alleges claims against the Company and certain senior officers and directors for violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 there under and claims against certain of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act. The compliant seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions, including reasonable costs and expenses, rescission, and other relief the Court deemed just and proper.  The Company believes the lawsuit is without merit and intents to vigorously defend itself.  The parties are currently in the discovery phase and management is unable to evaluate the likelihood of an unfavorable outcome.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the provisions of the Private Securities Litigation Reform Act of 1995 which represent our projections, estimates, expectations or beliefs concerning among other things, financial items that relate to management’s future plans or objectives or to our future economic and financial performance.  In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect” “project”, or “intend”, including their opposites or similar phrases or expressions.  You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements.  These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved.  You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report. Actual results may differ materially from any forward looking statement.

Overview

The Company is in the business of serving the electric power generation industry by acquiring and developing nuclear plant sites and obtaining licenses for their construction and operation through its operating subsidiaries.  The Company’s management has experience in the nuclear industry, power generation, and facility development.  The Company formed Idaho Energy Complex and Reactor Land as its subsidiaries to manage and finance its business plan to develop a proposed site in Idaho for a reactor. Reactor Land began operations in September 2007, with the purpose of acquiring land and water rights, permits and licenses, development, rights and such other property and services necessary to develop an energy complex in Idaho, located in Payette County, including one or more nuclear reactors (referred to as the “Project”).  The Payette County Commissioners have scheduled June 6, 2011 as the hearing date for the Company's plan to build a nuclear power plant in rural Payette County, Idaho. The hearing will determine whether Commissioners approve of a requested rezone of a proposed site from agricultural to industrial. An affirmative decision would also be the final approval required by the State of Idaho to build such a plant on this site.  Payette County Planning and Zoning Commissioners previously recommended approval for the proposed rezone on December 9, 2010.

In October 2009, the Company’s Energy Neutral subsidiary began construction on a model home to demonstrate that a competitively-priced and energy cost efficient home can be constructed using renewables. Construction of the first model home was completed in 2009, with construction of five additional homes completed during 2010 and early 2011. During the first quarter of 2011, we closed on the sale of the model home and one of five additional homes. These homes serve to introduce Energy Neutral’s unique energy producing and saving features to a range of potential users. The Company is using these homes to market its Energy Neutral packages and a new energy neutral subdivision in Idaho (in which 5 of these homes were constructed).  We hope to expand the Energy Neutral concept through licensing arrangements with third-parties.

In November 2007, we formed our wholly owned subsidiary, International Reactors, to assist developing countries with power generation, as well as the production of potable water.  This line of business is now being conducted by our wholly-owned subsidiary, Green World Water, LLC, an Idaho limited liability company founded in 2010, and International Reactors is inactive. Green World Water seeks to construct commercial nuclear reactors on oceanfront sites, particularly in Latin America and western-friendly Middle Eastern countries to co-generate clean energy and desalinate water.  Green World Water believes that advanced nuclear technology can be used to address electrical energy needs while simultaneously producing fresh water from ocean intake.  The Company has an agreement with a third party consulting firm in China, which in turn has an agreement with a wholly owned subsidiary of China National Nuclear Corporation (CNNC). Pursuant to the consulting firm’s agreement with the CNNC subsidiary, the consulting firm along with Green World Water™ is marketing on a worldwide basis and providing other significant services in connection with the sale of desalinization reactors manufactured by CNNC and its subsidiary. Commissions received on sales made through the efforts of Green World Water and the consulting firm will be split 60%/40%, respectively.

Plan of Operations

The Company estimates that the total cost of the Project will be approximately $150.0 million.  The initial $150.0 million is planned to be raised through the Reactor Land private placement, which shall result in the investors receiving in the aggregate approximately 10% ownership in the first reactor unit in the form of common stock.  Any shortfall will have to be funded through such things as debt financing, cost-sharing by contractors and suppliers, or public offering.

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

The intended use of the funds for the Reactor Land project is approximately 8% of the total shown below:

In millions ($)
Payment to owner for site land	5

Payment for COLA plus 10% price escalation due to delays	50

Payments for third party project management, engineering support and G&A	25

Additional water rights	20

Long lead time equipment order deposit; reactor vessel and turbine	50

Total	$150

If the Reactor Land Development private placement does not raise the entire $150.00 million listed above, the Company will seek to raise the remaining balance through a public or private equity offering.  The Company may adjust the budget categories in the execution of its permitting and development plans.  The above line items represent managements best estimates, none of the line items is to be considered fixed or unchangeable.

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

Project Economics

The Company believes that if it is able to raise $150.0 million, it may develop a site licensed for construction of the advanced reactor by the end of 2014. The Company believes that by acquiring and  obtaining the required permits and approvals for the proposed site now, it will be able to offer a site and an NRC  license 3 to 4 years  sooner  than might  otherwise  be achievable, which will offer  additional value to the Idaho site due to earlier power generation/revenue potential of the site.  In the event that the Company obtains the required NRC license and other required approvals, the Company will hire a major contractor to work with the nuclear plant supplier in connection with the construction of the plant.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2011 to March 31, 2010

During the three months ended March 31, 2011, we recognized revenues of approximately $169,000, as compared to no revenues for the same period in the prior fiscal year.  The increase in revenues is due to the sale of a Energy Neutral home that occurred during the three months ended March 31, 2011.  During the three months ended March 31, 2011, we incurred operating expenses of $660,656 compared to $2,628,761 during the three months ended March 31, 2010. The decrease of $1,968,105 was primarily a result of substantial decreases in our operational activities as compared to the three months ended March 31, 2010. The following table is a comparison of the main operational expenses that we incurred during the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,	March 31,	INCREASE
	2011	2010	(DECREASE)

Consulting services	$79,508	$818,968	$(739,460)
Payroll	$124,508	$-	$124,508
Public relations	$-	$109,178	$(109,178)
Legal fees	$229,038	$63,295	$165,743
Stock based compensation to officers and directors	$0	$1,400,000	$(1,400,000)

During the three months ended March 31, 2011, we recognized a net loss of $(667,021) compared to a net loss of $(2,628,561) during the three months ended March 31, 2010. The decrease of $1,961,540 in net loss was a result of the $1,968,105 decrease in operational expenses due mainly to the decreases in consulting and board/officer stock base compensation incurred during the quarter. The Company’s basic and diluted loss per share was $.00 during the three months ended March 31, 2011 versus a basic and diluted loss per share of $.01 during the three months ended March 31, 2010.

Liquidity And Capital Resources

As of March 31, 2011, we had total of cash and cash equivalents of $497,173, total current assets of $6,606,188 and current liabilities of $252,166. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow
	Three Months Ended
	March 31,
	2011	2010

Net cash used in operating activities	$(716,494)	$(621,656)
Net cash provided (used) in investing activities	$1,039,241	$(319,462)
Net cash (used) provided in financing activities	$(60,000)	$3,846,446
Net cash inflow	$262,747	$2,905,328

Operating Activities

Net cash used in our operating activities increased by $94,838 for the three months ended March 31, 2011 as compared to the same period in 2010. This increase in funds used by our operating activities was primarily due to the construction costs associated with the Energy Neutral homes.

During the three months ended March 31, 2011, the net cash used in our operating activities was $716,494. Net cash used in our operating activities during the three month period ended March 31, 2011 includes non-cash items consisting of stock for services totaling $-0-. During the three months ended March 31, 2010, the net cash used in our operating activities was $621,656. Net cash used in our operating activities during the three month period ended March 31, 2010 includes non-cash items consisting of stock for services totaling $1,964,137.

Investing Activities

Net cash provided by investing activities increased by $1,358,703 for the three months ended March 31, 2011 as compared to the same period in 2010. During the three months ended March 31, 2011, the net cash used in our investing activities was $1,039,241, comprised of proceeds from short-term investments and sale of  the demo Energy Neutral home. During the three months ended March 31, 2010 the net cash used in our investing activities was $319,462, comprised of the purchase of fixed assets and the construction of the demo Energy Neutral home.

Financing Activities

Net cash used in financing activities increased by $3,906,446 for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in funds used by our financing activities was primarily due to issuance of shares of stock for cash during the three months ended March 31, 2011. During the three months ended March 31, 2011 the net cash used in our financing activities was $60,000, comprised of repayment of an employee advance. During the three months ended March 31, 2010 the net cash provided in our financing activities was $3,846,446, comprised of the issuance of stock for cash.

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

Critical Accounting Policies

The Company has identified the policies below as critical to the Company business operations and the understanding of the Company results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Condensed Consolidated Financial Statements beginning on page 9 for the three months ended March 31, 2011.  Note that the Company’s preparation of this document requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures up to $250,000 balances at March 31, 2011 and 2010.   The uninsured balances at March 31, 2011 and December 31, 2010 were $212,709 and $-0-, respectively.

Stock-Based Compensation

The Company’s non-employees, share-based expense is recorded in accordance with FASB ASC 505-50 (Prior authoritative with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”)  The Company has not issued any stock options or stock warrants since its inception through March 31, 2011.

Recently-Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations, or cash flow.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.   Based on our overall cash and cash equivalents interest rate exposure at March 31, 2011, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

We have operated primarily in the United States. Accordingly, we have not had any significant exposure to foreign currency rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2011, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of March 31, 2011.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting other than the remedial measures noted in the Company's Form 10-K.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered equity securities during the quarter ended March 31, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

  *      Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2011

ALTERNATE ENERGY HOLDINGS, INC.

By: /s/ DONALD L. GILLISPIE
Donald L. Gillispie
President, Chief Executive Officer and Director
( principal executive officer)

By: /s/ RICK J. BUCCI
Rick J. Bucci
Vice-President and Chief Financial Officer
(principal financial officer and principal
accounting officer)