Form 10-Q
period 2011-06-30
ALTERNATE ENERGY HOLDINGS, INC.
filed 2011-08-22
CIK 1421874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☒               No  ☐
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
Yes☐    No  ☒

As of August 22, 2011, there were 325,537,791 shares of common stock, $0.001 par value per share, outstanding.

ALTERNATE ENERGY HOLDINGS, INC.

the terms “we”, “us”, “our”, “Company” , “AEHI” and “Alternate Energy Holdings” refer to Alternate Energy Holdings, Inc. and our wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 (Unaudited) AND DECEMBER 31, 2010

ASSETS
	June 30
	2011	December 31
	Unaudited	2010
CURRENT ASSETS:
Cash and Cash Equivalents	$654,739	$234,426
Short-Term Investments	5,344,752	6,916,498

Total Current Assets	5,999,491	7,150,924

PROPERTY AND EQUIPMENT - Net	63,373	70,595

OTHER ASSET
Assets Held for Sale - Energy Neutral Model Home	-	278,000
Construction in Progress - Energy Neutral Homes	286,423	298,657
Security Deposit	3,000	3,000
Total Other Assets	289,423	579,657

TOTAL ASSETS	$6,352,287	$7,801,176

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$135,277	$166,577
Due to Employee	-	60,000
Accrued Payroll	-	25,000

Total Current Liabilities	135,277	251,577

STOCKHOLDERS' EQUITY:
Common Stock, par value $.001, 500,000,000 shares authorized; 325,937,791 issued and 325,537,791 outstanding and 325,087,791 issued and 324,687,791 outstanding, respectively	325,937	325,087
Additional Paid in Capital	27,253,429	27,063,779
Accumulated Other Comprehensive Income	(181,168)	(243,773)
Treasury Stock (400,000 shares at cost)	(20,000)	(20,000)
Deficit Accumulated During Development Stage	(21,161,188)	(19,575,494)

Total Stockholders' Equity	6,217,010	7,549,599

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,352,287	$7,801,176

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED INCOME STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2011 (Unaudited)

	Three Months	Three Months	Six Months	Six Months	Inception to
	June 30	June 30	June 30	June 30	June 30
	2011	2010	2011	2010	2011

REVENUES	$373,900	$-	$542,900	$-	$542,900

COST OF SALES	360,219	-	521,806	-	521,806

GROSS PROFIT	13,681	-	21,094	-	21,094

OPERATING EXPENSES:
General and Administrative Expenses	972,428	1,735,812	1,633,084	4,364,573	22,391,075

NET LOSS FROM OPERATIONS	(958,747)	(1,735,812)	(1,611,990)	(4,364,573)	(22,369,981)

OTHER INCOME (EXPENSE)
Investment Income	67,816	12,102	145,064	12,302	310,018
Miscellaneous Income	-	3,707	-	3,707	9,186
(Loss) Gain on Sales of Investments	(27,736)	-	(118,720)	-	32,042
Impairment on Deposit	-	-		-	(100,000)
Impairment on Asset Held for Sale	-	-	-	-	(38,419)
Interest Expense	(7)	(82)	(48)	(82)	(4,034)
Total Other Income	40,073	15,727	26,296	15,927	208,793

LOSS BEFORE NON-CONTROLLING INTEREST IN VARIABLE INTEREST ENTITY	(918,674)	(1,720,085)	(1,585,694)	(4,348,646)	(22,161,188)

Non-Controlling Interest in Variable Interest Entity	-	-	-	-	1,000,000

Net Loss	$(918,674)	$(1,720,085)	$(1,585,694)	$(4,348,694)	$(21,161,188)

BASIC AND DILUTED NET LOSS PER COMMON STOCK	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	325,923,208	281,067,991	325,710,708	236,138,322

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2011 (Unaudited)

		Number of Common		Additional		Accumulated Other
	Price per Share	Shares Issued	Common Stock	Paid in Capital	Treasury Stock	Comprehensive Income	Net Loss	Total
Founder Shares issued August 29, 2005	-	14,800,000	$14,800	$(14,800)	$-	$-	$-	$-
Issuance of Common Stock for Services
October	0.0176	3,249,999	3,250	54,250	-	-	-	57,500
Amortization of common stock for services
October		-	-	8,750	-	-	-	8,750
November		-	-	8,750	-	-	-	8,750
December		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Payables:
September	0.0417	600,000	600	24,400	-	-	-	25,000
November	0.0500	300,000	300	14,700	-	-	-	15,000
Net Loss		-	-	-	-	-	(100,692)	(100,692)
Balances, December 31, 2005		18,949,999	18,950	104,800	-	-	(100,692)	23,058
Nussential Holdings Inc. shareholders prior to merger	-	4,252,088	4,252	(4,252)	-	-	-	-
Issuance of Common Stock for Services
September	1.0077	1,149,999	1,150	1,157,599	-	-	-	1,158,749
November	0.9000	100,000	100	89,900	-	-	-	90,000
Amortization of common stock for services
January		-	-	8,750	-	-	-	8,750
February		-	-	8,750	-	-	-	8,750
March		-	-	8,750	-	-	-	8,750
April		-	-	8,750	-	-	-	8,750
May		-	-	8,750	-	-	-	8,750
June		-	-	8,750	-	-	-	8,750
July		-	-	8,750	-	-	-	8,750
August		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Cash
March	0.0500	1,000,000	1,000	49,000	-	-	-	50,000
May	0.0500	400,000	400	19,600	-	-	-	20,000
June	0.0500	100,000	100	4,900	-	-	-	5,000
October	0.6465	273,000	273	176,227	-	-	-	176,500
November	0.3333	116,000	116	38,550	-	-	-	38,666
December	0.4244	75,000	75	31,758	-	-	-	31,833
Purchase of Treasury Stock		-	-	-	(20,000)	-	-	(20,000)
Net Loss		-	-	-	-	-	(1,394,711)	(1,394,711)
Balances, December 31, 2006		26,416,086	26,416	1,738,082	(20,000)		(1,495,403)	249,095
Issuance of Common Stock for Services
February	0.5000	920,000	920	459,080	-	-	-	460,000
March	0.5000	300,000	300	149,700	-	-	-	150,000
April	0.2500	100,000	100	24,900	-	-	-	25,000
June	0.2500	550,000	550	136,950	-	-	-	137,500
August	0.4000	531,552	532	212,089	-	-	-	212,621
September	0.1055	4,583,200	4,583	478,697	-	-	-	483,280
October	0.4000	366,400	366	146,194	-	-	-	146,560
November	0.1453	457,000	457	65,943	-	-	-	66,400
December	0.1000	57,500	58	5,692	-	-	-	5,750
Issuance of Common Stock for Cash
January	0.5300	23,000	23	12,227	-	-	-	12,250
February	0.5000	55,000	55	27,445	-	-	-	27,500
March	0.5000	10,000	10	4,990	-	-	-	5,000
April	0.4000	25,000	25	9,975	-	-	-	10,000
May	0.2500	206,000	206	51,294	-	-	-	51,500
June	0.2389	180,000	180	42,820	-	-	-	43,000
July	0.2500	2,591,000	2,591	645,159	-	-	-	647,750
August	0.2494	2,521,036	2,521	626,238	-	-	-	628,759
September	0.2500	64,000	64	15,936	-	-	-	16,000
October	0.2500	20,000	20	4,980	-	-	-	5,000
November	0.2000	287,500	287	57,213	-	-	-	57,500
December	0.1000	2,451,000	2,451	242,649	-	-	-	245,100
Net Loss		-	-	-	-	-	(3,394,200)	(3,394,200)
Balances, December 31, 2007		42,715,274	$42,715	$5,158,253	$(20,000)	$-	$(4,889,603)	$291,365

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2011 (Unaudited)

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

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2011 (Unaudited)

						Accumulated
		Number of		Additional		Other
	Price per	Common	Common	Paid in	Treasury	Comprehensive	Net
	Share	Shares Issued	Stock	Capital	Stock	Income	Loss	Total
Issuance of Common Stock for Services
January	0.0500	17,500,000	17,500	857,500	-	-	-	875,000
February	0.0500	20,475,200	20,475	1,003,285	-	-	-	1,023,760
March	0.0500	1,307,546	1,308	64,069	-	-	-	65,377
April	0.0500	735,800	735	36,055	-	-	-	36,790
May	0.1000	100,000	100	9,900	-	-	-	10,000
June	0.1000	5,500,000	5,500	544,500	-	-	-	550,000
July	0.1500	5,854,465	5,854	872,316	-	-	-	878,170
August	0.5000	462,000	462	230,538	-	-	-	231,000
October	0.7000	145,000	145	101,355	-	-	-	101,500
November	0.7365	2,056,030	2,056	1,512,124	-	-	-	1,514,180
Issuance of Common Stock for Contract Option Fee
August	0.4000	500,000	500	199,500	-	-	-	200,000
September	0.7000	250,000	250	174,750	-	-	-	175,000
Issuance of Common Stock for Cash
January	0.0500	4,691,240	4,691	229,871	-	-	-	234,562
February	0.0500	42,188,960	42,189	2,067,259	-	-	-	2,109,448
March	0.0500	30,048,710	30,049	1,472,387	-	-	-	1,502,436
April	0.0500	4,610,000	4,610	225,890	-	-	-	230,500
May	0.1000	44,028,600	44,029	4,358,831	-	-	-	4,402,860
June	0.1000	7,348,580	7,349	727,509	-	-	-	734,858
July	0.4000	65,000	65	25,935	-	-	-	26,000
August	0.5000	425,000	425	212,075	-	-	-	212,500
September	0.7400	223,547	223	165,201	-	-	-	165,424
October	0.7000	279,145	279	195,123	-	-	-	195,402
November	0.7000	142,860	143	99,859	-	-	-	100,002
Comprehensive Loss:
Unrealized Loss on Short-Term Investments
Net Loss		-	-	-	-	-	(8,487,722)	(8,487,722)
Total Comprehensive Loss		-	-	-	-	-	-	(8,731,495)
Balance - December 31, 2010		325,087,791	$325,087	$27,063,779	$(20,000)	$(243,773)	$(19,575,494)	$7,549,599

Issuance of Common Stock for Services
April	0.1000	100,000	100	9,900	-	-	-	10,000
May	0.1031	1,750,000	1,750	178,750	-	-	-	180,500
Cancellation of Common Stock
June		(1,000,000)	(1,000)	1,000	-	-	-	-0-
Comprehensive Loss:
Unrealized Gain on Short-Term Investments						62,605		62,605
Net Loss		-	-	-	-	-	(1,585,694)	(1,585,694)
Total Comprehensive Loss		-	-	-	-	-	-	(1,523,089)

Balance - June 30, 2011		325,937,791	$325,937	$27,253,429	$(20,000)	$(181,168)	$(21,161,188)	$6,217,010

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2011 (Unaudited)

	Six Months	Six Months	Inception to
	June 30	June 30	June 30
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,585,694)	$(4,348,646)	$(21,161,188)
Adjustments to reconcile Net Loss to Net Cash Used by Operating Activities -
Common Stock Issued (Returned) for Services	190,500	2,560,927	12,627,336
Common Stock Issued for Contract Option Fee	-	-	400,000
Loss from Variable Interest Entity	-	-	(1,000,000)
Impairment on Asset Held for Sale	-	-	38,419
Depreciation	7,222	7,862	16,116
Loss (Gain) on Sales of Investments	118,721	-	(32,042)
Change in operating Assets and Liabilities -
Security Deposits	-	-	(3,000)
Prepaid Expenses	-	220	-
Construction in Progress - Energy Neutral Homes	12,234	-	(286,423)
Accounts Payable	(31,300)	545,377	135,277
Accrued Payroll	(25,000)	-	-
Total Adjustments	(272,377)	3,114,386	11,895,683
Net Cash Used by Operating Activities	(1,313,317)	(1,234,260)	(9,265,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	-	(78,617)	(79,489)
Purchase of Short-Term Investments	(437,554)	(6,749,099)	(14,534,479)
Proceeds from Sale of Short-Term Investments	1,953,184	(309,711)	9,002,182
Proceeds from Sale of Energy Neutral Model Home	278,000	-	278,000
Purchase of Energy Neutral Model Home	-	-	(278,000)
Net Cash Provided (Used) by Investing Activities	1,793,630	(7,137,427)	(5,611,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of Cash for Common Stock	-	9,214,664	14,552,030
Proceeds from Short-Term Borrowings	-	50,582	-
Cash Received from Non-Controlling Members	-	-	1,000,000
Purchase of Treasury Stock	-	-	(20,000)
Advance Due to Related Party	106,914	-	106,914
Payment to Related Party	(106,914)	-	(106,914)
Payment of Employee Advance	(60,000)	-	(60,000)
Advance Due to Employee	-	-	60,000
Net Cash (Used) Provided by Financing Activities	(60,000)	9,265,246	15,532,030

NET INCREASE IN CASH	420,313	893,559	654,739

CASH - BEGINNING	234,426	597,577	-

CASH - ENDING	$654,739	$1,491,136	$654,739

Supplemental Disclosures:
Cash paid for Income Taxes	$-	$-	$-
Cash paid for Interest	$48	$82	$4,034

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Alternate Energy Holdings, Inc., (and its subsidiaries Idaho Energy Complex, LLC, Green World Water, LLC, Energy Neutral, LLC and Reactor Development, LLC) formerly Nussentials Holdings Inc., is a development stage enterprise focused on the purchase, optimization and construction of green energy sources – primarily nuclear power plants.  During fiscal years 2010 and 2011, Energy Neutral, LLC has completed the construction of a model "energy neutral", three additional "energy neutral" homes and is in the process of constructing two other "energy neutral" homes in Boise, Idaho, which feature unique design elements as well as standard “energy neutral” elements, including the Energy Star Certification and solar power generation. The homes are designed and built with the goal of consuming less energy than they produce.

Sunbelt Energy Resources Inc. was formed on August 29, 2005 to operate in the alternate energy industry and has limited operational activity.  In September 2006, Sunbelt acquired Nussential Holdings, Inc. by exchanging 17,900,000 shares of Sunbelt which represented 100% of the outstanding shares for 21,399,998 shares of common stock of Nussential Holdings Inc.  As a result of the acquisition, the shareholders of Sunbelt owned a majority of the voting stock of Nussentials Holdings, Inc. which changed its name to Alternate Energy Holdings, Inc.  The merger has been accounted for as a reverse merger whereby Alternate Energy Holdings, Inc. is the accounting acquirer resulting in a recapitalization of Alternate Energy Holdings, Inc.’s equity.  In connection with and simultaneous to the reverse merger, Nussentials Corporation, a wholly owned subsidiary of Nussentials Holdings Inc. was transferred to Nussential Holdings, Inc. majority shareholder through issuance of 4,252,088 shares of common stock.

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

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures balances of up to $250,000 at June 30, 2011 and December 31, 2010.   The uninsured balances at June 30, 2011 and December 31, 2010 were $154,740 and $-0-, respectively.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC 260-10, and are calculated on the basis of the weighted average number of common shares outstanding during the year.  They include the dilutive effect of common stock equivalents in years with net income.  Basic and diluted net loss per share are the same due to the absence of common stock equivalents.

Stock Based Compensation

Alternate Energy Holdings, Inc.’s non-employees, share-based expenses are recorded in accordance with FASB ASC 505-50. Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through June 30, 2011. During the six months ended June 30, 2011 and 2010, 1,500,000 and 36,000,000 shares of restricted stock were issued for officer/board services, respectively.

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

-  Level 2 – Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other Comprehensive income (loss) is primarily the result of unrealized gains and losses on Short-Term investments.  The following table set forth the components of comprehensive income (loss):

	Six Months Ended
	June 30,
	2011	2010
Net Loss	$(1,585,694)	$(4,348,646)
Unrealized Gain on Short-Term Investments	62,605	62,651
Comprehensive Income	$(1,523,089)	$(4,286,395)

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update “ASU” 2011-05, Presentation of Comprehensive Income.  This ASU is intended to increase the prominence of other comprehensive income to financial statements by presenting components of net income and other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and it components in the statement of changes in stockholders’ equity.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance: therefore, adoption of the new guidance in the first quarter fiscal 2012 will not have any impact on the Company’s consolidated financial position, results of operations or casah flows.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs”), which amends ACS 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs.  ASU 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.

Alternate Energy Holdings, Inc. does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their financial position, results of operations, or cash flow.

Revenue Recognition on Sale of Real Estate

Sales and the associated gains and losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, "Property, Plant and Equipment - Real Estate Sale". The specific timing of a sale is measured against various criteria in ASC Topic 360-20 related to the transaction and any continuing involvement in the form of management of financial assistance associated with the properties.

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

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

Alternate Energy Holdings, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  Alternate Energy Holdings, Inc. incurred net losses in the six months ending June 30, 2011 and 2010 and therefore, has no tax liability.  The deferred tax asset generated by the carry-forward is approximately $13,368,125 at June 30, 2011 and will expire in 2029.

Components of deferred tax assets at June 30, 2011 are as follows:

Deferred tax asset – net operating loss Carry-forwards	$13,368,125
Valuation Allowance	(13,368,125)
Net deferred tax asset	$0

The Company has adopted ASC 740-10 “Income Taxes”. As a result of the assessment the Company has recognized no material tax adjustments to the unrecognized tax benefits.  At the adoption date of January 1, 2008 and as of June 30, 2011, the Company has no unrecognized tax benefits.  By statue, tax years ending December 31, 2010 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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
During 2011, Alternate Energy Holdings, Inc.
-      Issued 1,850,000 shares of common stock valued at $ 190,500 for services
-      Cancelled 1,000,000 shares of common stock.
-      In June 2011, the Company and a consultant entered into a agreement to rescind 1,000,000 shares of common stock previously awarded to them.

NOTE 4 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a two year lease and a home/office on a month-to-month basis under another lease. The two year lease is dated April 1, 2010 and expires April 30, 2012 and requires monthly payments of $2,000. Rent expense for the six months ending June 30, 2011 and 2010 was $25,000 and $27,660, respectively. The following is a schedule of future minimum payments under the operating lease at June 30, 2011:

2011	$12,000
2012	8,000
Total	$20,000

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS - continued

Alternate Energy Holdings, Inc. has entered into three contracts dated February 23, 2011, August 10, 2010 and September 10, 2010 to purchase land in Idaho. This option holds the contract open until December 11, 2011, January 10, 2012 and September 10, 2011, respectively.  The expenses of these contracts are shown as Issuance of Common Stock for Option Fee on the Consolidated Statements of Changes in Stockholder’s Equity.

NOTE 5 - VARIABLE INTEREST ENTITY

FASB ASC 810 requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Reactor Development, LLC was formed for the purpose of developing and managing an energy complex. Alternate Energy Holdings, Inc. invested $1,000,000 which represents approximately 50% of Reactor Land Development LLC’s capital structure as of December 31, 2007.  Furthermore, the daily operating decisions of Reactor Development, LLC are made by the members of Alternate Energy Holdings, Inc.’s management.

Under FASB ASC 810 Reactor Land Development, LLC is deemed a Variable Interest Entity to Alternate Energy Holdings, Inc. and as such Reactor Land Development, LLC’s financial information has been consolidated with Alternate Energy Holdings, Inc.

The consolidated financial statements include the full operating activities of Reactor Land Development, LLC, with amounts allocated to Reactor Land Development, LLC disclosed under “Non-Controlling Interest in Variable Interest Entity” in the accompanying consolidated income statement.  Assets and liabilities of Reactor Land Development, LLC were $ -0- and $ -0-, respectively, at June 30, 2011 and December 31, 2010, respectively.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ASSET HELD FOR SALE

Alternate Energy Holdings, Inc constructed a model home to demonstrate that a competitively priced and energy cost efficient home can be constructed using energy-efficient techniques.  The home creates more power than it uses on a month-to-month basis. The home was to be used to market the Energy Neutral brand name, however it was sold in March 2011.

NOTE 7 – AVAILABLE-FOR-SALE-SECURITIES

The Company’s short-term investments consist of mutual funds that are professionally managed by an investment company.  The Company’s investments are classified as available-for sale and are recorded on the consolidated balance sheet at fair value based on Level 1 inputs.  Unrealized gains and losses on the investments are included as a separate component of other comprehensive income.  The Company will recognize an impairment charge if a decline in the fair value of its investments below cost basis is judged to be other-than-temporary.  Unrealized gains, included in other comprehensive income at June 30, 2011 and 2010 were $62,605 and $62,651, respectively.

NOTE 8 – DUE TO EMPLOYEE

In December, 2010 an employee advanced the Company $60,000 to cover working capital expenses. There were no formal repayment terms or interest charged on this advance. The monies were repaid in full in March 2011.

NOTE 9 – CONSTRUCTION IN PROGRESS

Energy Neutral, LLC is developing five low cost, energy efficient homes in the Panther Creek subdivision in Boise, Idaho which are being constructed by a local builder.  Three of these homes have been built and sold as June 30, 2011.  As of June 30, 2011 and December 31, 2010 $286,423 and $298,657 has been spent on the two remaining homes, respectively.

NOTE 10 – DUE TO RELATED PARTY

In January, 2011 the CEO advanced the Company $106,914 to cover working capital expenses. There were no formal repayment terms or interest charged on this advance. The monies were repaid in full in March 2011.

NOTE 11 – LEGAL PROCEEDINGS

Currently, an action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our Company, and certain of our officers and directors, violated federal securities laws issuing materially false and misleading statements, artificially inflating the Company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC” action).  The company’s accounts were frozen on December 18, 2010 following the filing of the civil complaint by the SEC in connection with the SEC action; however, a federal judge subsequently dropped the freeze on all of the Company’s assets on February 4, 2011.  The parties are currently in the discovery phase and management is unable to evaluate the likelihood of an unfavorable outcome.  The Company and the SEC have a settlement conference scheduled for September 27, 2011.

On January 11, 2011, a class action lawsuit was filed in the U.S. District Court of the District of Idaho by Lance Teague on behalf of purchases of the common stock of the Company between September 20, 2006 through December 14, 2010, against the Company and certain officers. On March 7, 2011, plaintiff moved to appoint John O’Brien as Lead Plaintiff.  The complaint alleges claims against the Company and certain senior officers and directors for violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 there under and claims against certain of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act.

The complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions, including reasonable costs and expenses, rescission, and other relief the Court deems just and proper.  The Company believes the lawsuit is without merit and intends to vigorously defend itself.  No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine an outcome. The parties are currently in the discovery phase and management is unable to evaluate the likelihood of an unfavorable outcome.

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

Overview

The Company is in the business of serving the electric power generation industry by acquiring and developing nuclear plant sites and obtaining licenses for their construction and operation through its operating subsidiaries.  The Company’s management has experience in the nuclear industry, power generation, and facility development.  The Company formed Idaho Energy Complex, LLC, and Reactor Land Development, LLC, as its subsidiaries to manage and finance its business plan to develop a proposed site in Idaho for a reactor. Reactor Land began operations in September 2007, with the purpose of acquiring land and water rights, permits and licenses, development, rights and such other property and services necessary to develop an energy complex in Idaho, located in Payette County, including one or more nuclear reactors (referred to as the “Project”).  On June 20, 2011, the Payette County Commissioners unanimously approved the Company’s request to rezone land in rural Payette County, Idaho, to allow for the construction of a nuclear power plant. This represented the final approval required by the State of Idaho to build such a plant on this site.  Following receipt of the rezone approval, the Company commenced the steps necessary to begin the National Regulatory Commission’s combined construction and operating license application process.

In October 2009, the Company’s Energy Neutral, LLC subsidiary began construction on a model home to demonstrate that a competitively-priced and energy cost efficient home can be constructed using renewables. Construction of the first model home was completed in 2009, with construction of five additional homes completed during 2010 and early 2011. Through June 30, 2011 we have sold the model home and three these homes. These homes serve to introduce Energy Neutral’s unique energy producing and saving features to a range of potential users. The Company is using these homes to market its Energy Neutral packages and a new energy neutral subdivision in Idaho (in which 5 of these homes have been or are in the process of being constructed).  We hope to expand the Energy Neutral concept through licensing arrangements with third-parties.

In November 2007, we formed our wholly owned subsidiary, International Reactors, to assist developing countries with power generation, as well as the production of potable water.  This line of business is now being conducted by our wholly-owned subsidiary, Green World Water, LLC, an Idaho limited liability corporation founded in 2010, and International Reactors is inactive. Green World Water, LLC seeks to construct commercial nuclear reactors on oceanfront sites, particularly in Latin America and western-friendly Middle Eastern countries to co-generate clean energy and desalinate water.  Green World Water, LLC believes that advanced nuclear technology can be used to address electrical energy needs while simultaneously producing fresh water from ocean intake.  The Company has an agreement with a third party consulting firm in China, which in turn has an agreement with a wholly owned subsidiary of China National Nuclear Corporation (CNNC). Pursuant to the consulting firm’s agreement with the CNNC subsidiary, the consulting firm along with Green World Water, LLC™ is marketing on a worldwide basis and providing other significant services in connection with the sale of desalinization reactors manufactured by CNNC and its subsidiary. Commissions received on sales made through the efforts of Green World Water, LLC and the consulting firm will be split 60%/40%, respectively.

Plan of Operations

         The Company estimates the total cost of buying and licensing the Payette County site is $150.00 million.  The initial $150.0 million is planned to be raised through a private placement by Reactor Development, LLC, which shall result in the investors receiving in the aggregate approximately a 5% ownership in the first reactor unit in the form of common stock.  Any shortfall will have to be funded through such things as debt financing, cost-sharing by contractors and suppliers, or public offering.

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

The intended use of the funds for the Reactor Land Project are shown below:

In millions ($)
Payment to owner for site land	5
Payment for COLA plus 10% price escalation due to delays	50
Payments for third party project management, engineering support and G&A	10
Placement agent, if any	15
Adjacent land with water rights	20
Long lead time equipment order deposit; reactor vessel and turbine	50
Total	$150

If the Reactor Land Development, LLC private placement does not raise the entire $150.00 million listed above, the Company will seek to raise the remaining balance through a public or private equity offering.  The Company may adjust the budget categories in the execution of its permitting and development plans.  The above line items represent managements best estimates, none of the line items is to be considered fixed or unchangeable.

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

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2011 to June 30, 2010

During the three months ended June 30, 2011, we recognized revenues of approximately $373,900 as compared to no revenues for the same period in the prior fiscal year.  The increase in revenues is due to the sale of two Energy Neutral homes that occurred during the three months ended June 30, 2011.  During the three months ended June 30, 2011, we incurred operating expenses of $972,428 compared to $1,735,812 during the three months ended June 30, 2010. The decrease of $763,384 was a result of substantial decreases in our operational activities as compared to the three months ended June 30, 2010. The following table is a comparison of the operational expenses that we incurred during the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,	June 30,	INCREASE
	2011	2010	(DECREASE)

Consulting services	$284,489	$722,665	$(438,176)
Marketing services	$6,295	$35,452	$(29,157)
Public relations	$1,625	$42,750	$(41,125)
Legal fees	$92,723	$146,225	$(53,502)
Stock based compensation to officers and directors	$153,000	$672,000	$(519,000)

During the three months ended June 30, 2011, the Company did not engage as many consultants as it had during the same three month period in the prior year as it awaited the decision from the Payette County Commissioners with respect to the rezone approval.  Stock based compensation paid to officers and directors decreased during the three months ended June 30, 2011, as compared to the same period in the prior year because the Company did not issue as many shares of its common stock to officers and directors during the current period in exchange for services rendered.

During the three months ended June 30, 2011, we recognized a net loss of $918,674 compared to a net loss of $1,720,085 during the three months ended June 30, 2010. The decrease of $801,411 in net loss was a result due to decreases of $519,000 in Stock based compensation and $438,176 decrease in consulting services incurred during the quarter. The Company’s basic and diluted loss per share was $.00 during the three months ended June 30, 2011 versus a basic and diluted loss per share of $.01 during the three months ended June 30, 2010.

Comparison of the Six Months Ended June 30, 2011 to June 30, 2010

During the six months ended June 30, 2011, we recognized revenues of approximately $542,900, as compared to no revenues for the same period in the prior fiscal year.  The increase in revenues is due to the sale of three Energy Neutral homes that occurred during the six months ended June 30, 2011.  During the six months ended June 30, 2011, we incurred operating expenses of $1,633,084 compared to $4,364,573 during the six months ended June 30, 2010. The decrease of $2,731,489 was a result of substantial decreases in our operational activities as compared to the six months ended June 30, 2010. The following table is a comparison of the operational expenses that we incurred during the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,	June 30,	INCREASE
	2011	2010	(DECREASE)

Consulting services	$363,997	$1,170,983	$(806,986)
Marketing services	$6,295	$37,452	$(31,157)
Public relations	$3,250	$151,928	$(148,678)
Legal fees	$321,631	$209,519	$112,112
Stock based compensation to officers and directors	$153,000	$2,582,000	$(2,429,000)

During the six months ended June 30, 2011, the Company did not engage as many consultants as it had during the same three month period in the prior year as it awaited the decision from the Payette County Commissioners with respect to the rezone approval.  Stock based compensation paid to officers and directors decreased during the six months ended June 30, 2011, as compared to the same period in the prior year because the Company did not issue as many shares of its common stock to officers and directors during the current period in exchange for services rendered.  Legal fees for the six months ended June 30, 2011, increased  as compared to the same period in the prior year due primarily to the legal fees relating to the SEC matter described in Item 1 of Part II below.

During the six months ended June 30, 2011, we recognized a net loss of $1,585,694 compared to a net loss of $4,348,646 during the six months ended June 30, 2010. The decrease of $2,762,952 in net loss was a result of the decrease in operational expenses due to decreases of $2,429,000 in Stock based compensation and $806,986 in consulting services incurred during the six month period. The Company’s basic and diluted loss per share was $.00 for the six months ended June 30, 2011 versus a basic and diluted loss per share of $.02 for the six months ended June 30, 2010.

Liquidity And Capital Resources

As of June 30, 2011, we had total of cash and cash equivalents of $654,739, total current assets of $5,999,491 and current liabilities of $135,277. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow
	Six Months Ended
	June 30,
	2011	2010

Net cash used by operating activities	$(1,313,317)	$(1,234,260)
Net cash provided (used) by investing activities	$1,793,630	$(7,137,427)
Net cash (used) provided by financing activities	$(60,000)	$9,265,246
Net cash inflow	$420,313	$893,559

Operating Activities

Net cash used in our operating activities increased by approximately $79,057 for the six months ended June 30, 2011 as compared to the same period in 2010. This increase in funds used by our operating activities was primarily due to a decrease in officer/board stock based compensation and [stock based] consulting services.

During the six months ended June 30, 2011, the net cash used in our operating activities was $1,313,317. During the six months ended June 30, 2010, the net cash used in our operating activities was $1,234,260. Net cash used in our operating activities during the six month period ended June 30, 2010 includes non-cash items consisting of stock for services totaling $2,560,927.

Investing Activities

During the six months ended June 30, 2011, the net cash provided by our investing activities was $1,793,630, comprised of the proceeds from the sale of short-term investments and proceeds from the sale of our initial model Energy Neutral home. The net cash used in our investing activities was $7,137,427 for the six months ended June 30, 2010, comprised of the purchase of fixed assets and the purchase of short-term investments.

Financing Activities

Net cash provided by financing activities decreased by approximately $9,325,246 for the six months ended June 30, 2011 as compared to the same period of 2010. This decrease in funds provided by our financing activities was primarily due to a decrease in the receipt of cash from sale of shares of common stock as compared to the same period in the prior year.

As discussed above, we estimate that we will need to raise approximately $150 million in order to fund the Project. We plan on funding the Project through a private placement or other offering of securities of our subsidiary, Reactor Land Development, which would result in investors receiving, in the aggregate, approximately 5% ownership in the first reactor unit. Any shortfall will have to be funded through other means, such as a debt financing, cost-sharing with contractors and suppliers, or other securities offerings, including a securities offering by our company or any of our other subsidiaries. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

Critical Accounting Policies

The Company has identified the policies below as critical to the Company business operations and the understanding of the Company results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Condensed Consolidated Financial Statements beginning on page 9 for the six months ended June 30, 2011.  Note that the Company’s preparation of this document requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures balances of up to $250,000 at June 30, 2011 an December 31, 2010.  The uninsured balances at June 30, 2011 and December 31, 2010 were $154,740 and $-0-, respectively.

Stock-Based Compensation

The Company’s non-employees, share-based expenses are recorded in accordance with FASB ASC 505-50 (Prior authoritative with Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”)  The Company has not issued any stock options or stock warrants since its inception through June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.   Based on our overall cash and cash equivalents interest rate exposure at June 30, 2011, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2011, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of June 30, 2011.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Class Action Litigation

On January 11, 2011, a class action lawsuit was filed in the U.S. District Court for the District of Idaho on behalf of purchasers of the common stock of the company between September 20, 2006 through December 14, 2010, against the company and certain of its officers and directors by Lance Teague. On March 7, 2011, plaintiff moved to appoint John O’Brien as Lead Plaintiff. The complaint alleged claims against the Company and certain of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder and claims against certain of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act. The complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions, including reasonable costs and expenses, and other relief the Court deemed just and proper. The Company believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine an outcome.

Other Legal Proceedings

Currently, an action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our company, and certain of our officers and directors, violated the federal securities laws by issuing materially false and misleading statements, artificially inflating the company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC Action”). The company’s accounts were frozen on December 18, 2010 following the filing of the civil complaint by the SEC in connection with the SEC Action; however, after oral argument and the submission of lengthy papers, the Court ordered that the freeze be lifted but also requested that the parties reach agreement to provide the SEC some form of relief in so doing.  The parties reached an agreement that the Company shall report to the SEC on a monthly basis all if its expenses of $2,500 and above during the pendency of the litigation and further agreed not to violate any federal securities laws.  The Company and SEC have a settlement conference scheduled for September 27, 2011.

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

During May, 2011, we issued 300,000 shares of restricted common stock to our new member of the Board of Directors, Dr. Glover, who was appointed to our Board of Directors on May 27, 2011.

The sale and issuance of the units, the common stock, and the warrants was completed in accordance with the exemption provided by Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and/or Section 4(2) of the Securities Act.

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

Date: August 22, 2011

ALTERNATE ENERGY HOLDINGS, INC.

By:	/s/ DONALD L. GILLISPIE
Donald L. Gillispie President, Chief Executive Officer and Director (principal executive officer)

By:	/s/ RICK J. BUCCI
Rick J. Bucci Vice-President and Chief Financial Officer (principal financial officer and principal accounting officer)