Form 10-Q
period 2011-09-30
ALTERNATE ENERGY HOLDINGS, INC.
filed 2011-11-22
CIK 1421874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
OR
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
Yes☐    No  ☒

As of November 21, 2011, there were 325,962,791 shares of common stock, $0.001 par value per share, outstanding.

ALTERNATE ENERGY HOLDINGS, INC.

the terms “we”, “us”, “our”, “Company” , “AEHI” and “Alternate Energy Holdings” refer to Alternate Energy Holdings, Inc. and our wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 (Unaudited) AND 2010

ASSETS

	September 30
	2011	December 31
	Unaudited	2010
CURRENT ASSETS:
Cash and Cash Equivalents	$1,026,473	$234,426
Accounts Receivable	101,400	0
Short-Term Investments	3,866,686	6,916,498

Total Current Assets	4,994,559	7,150,924

PROPERTY AND EQUIPMENT - Net	64,330	70,595

OTHER ASSET
Assets Held for Sale - Energy Neutral Model Home	-	278,000
Construction in Progress - Energy Neutral Homes	184,132	298,657
Security Deposit	-	3,000
Total Other Assets	184,132	579,657

TOTAL ASSETS	$5,243,021	$7,801,176

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$87,944	$166,577
Due to Employee	-	60,000
Accrued Payroll	-	25,000
Total Current Liabilities	87,944	251,577

STOCKHOLDERS' EQUITY:
Common Stock, par value $.001, 500,000,000 shares authorized; 325,962,791 issued and 325,562,791 outstanding and 325,087,791 issued and 324,687,791 outstanding, respectively	325,963	325,086
Additional Paid in Capital	27,255,903	27,063,780
Accumulated Other Comprehensive Income(Loss)	(138,520)	(243,773)
Treasury Stock (400,000 shares at cost)	(20,000)	(20,000)
Deficit Accumulated During Development Stage	(22,268,269)	(19,575,494)

Total Stockholders' Equity	5,155,077	7,549,599

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,243,021	$7,801,176

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED INCOME STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2011 (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Inception to
	September 30	September 30	September 30	September 30	September 30
	2011	2010	2011	2010	2011

REVENUES	$160,000	$-	$702,900	$-	$702,900

COST OF SALES	160,891	-	682,698	-	682,698

GROSS PROFIT	(891)	-	20,202	-	20,202

OPERATING EXPENSES:
General and Administrative Expenses	1,060,909	1,860,245	2,693,993	6,224,818	23,451,984

NET LOSS FROM OPERATIONS	(1,061,800)	(1,860,245)	(2,673,791)	(6,224,818)	(23,431,782)

OTHER INCOME (EXPENSE)
Investment Income	61,653	75,042	206,717	87,344	371,671
Miscellaneous Income	-	-	-	3,707	9,186
(Loss) Gain on Sales of Investments	(106,933)	149,136	(225,653)	149,136	(74,891)
Impairment on Deposit	-	-		-	(100,000)
Impairment on Asset Held for Sale	-	-	-	-	(38,419)
Interest Expense	-	(392)	(48)	(474)	(4,034)
Total Other Income (Expense)	(45,280)	223,786	(18,984)	239,713	163,513

LOSS BEFORE NON-CONTROLLING INTEREST IN VARIABLE INTEREST ENTITY	(1,107,080)	(1,636,459)	(2,692,775)	(5,985,105)	(23,268,269)

Non-Controlling Interest in Variable Interest Entity	-	-	-	-	1,000,000

Net Loss	$(1,107,080)	$(1,636,459)	$(2,692,775)	$(5,985,105)	$(22,268,269)

BASIC AND DILUTED
NET LOSS PER COMMON STOCK	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	325,941,958	320,823,389	325,636,402	264,348,882

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2011 (Unaudited)

	Price per Share	Number of Common Shares Issued	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Net Loss	Total
Founder Shares issued August 29, 2005	-	14,800,000	$14,800	$(14,800)	$-	$-	$-	$-
Issuance of Common Stock for Services
October	0.0176	3,249,999	3,250	54,250	-	-	-	57,500
Amortization of common stock for services
October		-	-	8,750	-	-	-	8,750
November		-	-	8,750	-	-	-	8,750
December		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Payables:
September	0.0417	600,000	600	24,400	-	-	-	25,000
November	0.0500	300,000	300	14,700	-	-	-	15,000
Net Loss		-	-	-	-	-	(100,692)	(100,692)
Balances, December 31, 2005		18,949,999	18,950	104,800	-	-	(100,692)	23,058
Nussential Holdings Inc. shareholders prior to merger	-	4,252,088	4,252	(4,252)	-	-	-	-
Issuance of Common Stock for Services
September	1.0077	1,149,999	1,150	1,157,599	-	-	-	1,158,749
November	0.9000	100,000	100	89,900	-	-	-	90,000
Amortization of common stock for services
January		-	-	8,750	-	-	-	8,750
February		-	-	8,750	-	-	-	8,750
March		-	-	8,750	-	-	-	8,750
April		-	-	8,750	-	-	-	8,750
May		-	-	8,750	-	-	-	8,750
June		-	-	8,750	-	-	-	8,750
July		-	-	8,750	-	-	-	8,750
August		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Cash
March	0.0500	1,000,000	1,000	49,000	-	-	-	50,000
May	0.0500	400,000	400	19,600	-	-	-	20,000
June	0.0500	100,000	100	4,900	-	-	-	5,000
October	0.6465	273,000	273	176,227	-	-	-	176,500
November	0.3333	116,000	116	38,550	-	-	-	38,666
December	0.4244	75,000	75	31,758	-	-	-	31,833
Purchase of Treasury Stock		-	-	-	(20,000)	-	-	(20,000)
Net Loss		-	-	-	-	-	(1,394,711)	(1,394,711)
Balances, December 31, 2006		26,416,086	26,416	1,738,082	(20,000)	-	(1,495,403)	249,095
Issuance of Common Stock for Services
February	0.5000	920,000	920	459,080	-	-	-	460,000
March	0.5000	300,000	300	149,700	-	-	-	150,000
April	0.2500	100,000	100	24,900	-	-	-	25,000
June	0.2500	550,000	550	136,950	-	-	-	137,500
August	0.4000	531,552	532	212,089	-	-	-	212,621
September	0.1055	4,583,200	4,583	478,697	-	-	-	483,280
October	0.4000	366,400	366	146,194	-	-	-	146,560
November	0.1453	457,000	457	65,943	-	-	-	66,400
December	0.1000	57,500	58	5,692	-	-	-	5,750
Issuance of Common Stock for Cash
January	0.5300	23,000	23	12,227	-	-	-	12,250
February	0.5000	55,000	55	27,445	-	-	-	27,500
March	0.5000	10,000	10	4,990	-	-	-	5,000
April	0.4000	25,000	25	9,975	-	-	-	10,000
May	0.2500	206,000	206	51,294	-	-	-	51,500
June	0.2389	180,000	180	42,820	-	-	-	43,000
July	0.2500	2,591,000	2,591	645,159	-	-	-	647,750
August	0.2494	2,521,036	2,521	626,238	-	-	-	628,759
September	0.2500	64,000	64	15,936	-	-	-	16,000
October	0.2500	20,000	20	4,980	-	-	-	5,000
November	0.2000	287,500	287	57,213	-	-	-	57,500
December	0.1000	2,451,000	2,451	242,649	-	-	-	245,100
Net Loss		-	-	-	-	-	(3,394,200)	(3,394,200)
Balances, December 31, 2007		42,715,274	$42,715	$5,158,253	$(20,000)	$-	$(4,889,603)	$291,365

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2011 (Unaudited)
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

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2011 (Unaudited)

						Accumulated
		Number of		Additional		Other
	Price per	Common	Common	Paid in	Treasury	Comprehensive	Net
	Share	Shares Issued	Stock	Capital	Stock	Income	Loss	Total
Issuance of Common Stock for Services
January	0.0500	17,500,000	17,500	857,500	-	-	-	875,000
February	0.0500	20,475,200	20,475	1,003,285	-	-	-	1,023,760
March	0.0500	1,307,546	1,308	64,069	-	-	-	65,377
April	0.0500	735,800	735	36,055	-	-	-	36,790
May	0.1000	100,000	100	9,900	-	-	-	10,000
June	0.1000	5,500,000	5,500	544,500	-	-	-	550,000
July	0.1500	5,854,465	5,854	872,316	-	-	-	878,170
August	0.5000	462,000	462	230,538	-	-	-	231,000
October	0.7000	145,000	145	101,355	-	-	-	101,500
November	0.7365	2,056,030	2,056	1,512,124	-	-	-	1,514,180
Issuance of Common Stock for Contract Option Fee
August	0.4000	500,000	500	199,500	-	-	-	200,000
September	0.7000	250,000	250	174,750	-	-	-	175,000
Issuance of Common Stock for Cash
January	0.0500	4,691,240	4,691	229,871	-	-	-	234,562
February	0.0500	42,188,960	42,189	2,067,259	-	-	-	2,109,448
March	0.0500	30,048,710	30,049	1,472,387	-	-	-	1,502,436
April	0.0500	4,610,000	4,610	225,890	-	-	-	230,500
May	0.1000	44,028,600	44,029	4,358,831	-	-	-	4,402,860
June	0.1000	7,348,580	7,349	727,509	-	-	-	734,858
July	0.4000	65,000	65	25,935	-	-	-	26,000
August	0.5000	425,000	425	212,075	-	-	-	212,500
September	0.7400	223,547	224	165,200	-	-	-	165,424
October	0.7000	279,145	279	195,123	-	-	-	195,402
November	0.7000	142,860	143	99,859	-	-	-	100,002
Comprehensive Loss:
Unrealized Loss on Short-Term Investments		-	-	-	-	(243,773)	-	(243,773)
Net Loss		-	-	-	-	-	(8,487,722)	(8,487,722)
Total Comprehensive Loss		-	-	-	-	-	-	(8,731,495)
Balance - December 31, 2010		325,087,791	$325,088	$27,063,778	$(20,000)	$(243,773)	$(19,575,494)	$7,549,599
Issuance of Common Stock for Services
April	0.1000	100,000	100	9,900	-	-	-	10,000
May	0.1031	1,750,000	1,750	178,750	-	-	-	180,500
September	0.1000	25,000	25	2,475	-	-	-	2,500
Cancellation of Common Stock for Services
June	0.7300	(1,000,000)	(1,000)	1,000	-	-	-	-
Comprehensive Loss:
Unrealized Gain on Short-Term Investments		-	-	-	-	105,253	-	105,253
Net Loss		-	-	-	-	-	(2,692,775)	(2,692,775)
Total Comprehensive Loss		-	-	-	-	-	-	(2,587,522
Balance - September 30, 2011		325,952,791	$325,963	$27,255,903	$(20,000)	$(138,520)	$(22,268,269)	$5,155,077

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH SEPTEMBER 30, 2011 (Unaudited)

	Nine Months	Nine Months	Inception to
	September 30	September 30	September 30
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,692,775)	$(5,985,105)	$(22,268,269)
Adjustments to reconcile Net Loss to Net Cash Used by Operating Activities -
Common Stock Issued for Services	193,000	3,829,114	12,629,836
Common Stock Issued for Contract Option Fee	-	375,000	400,000
Loss from Variable Interest Entity	-	-	(1,000,000)
Impairment on Asset Held for Sale	-	-	38,419
Depreciation	10,999	11,793	19,893
Loss (Gain) on Sales of Investments	225,653	(149,136)	74,891
Change in operating Assets and Liabilities -
Accounts Receivable	(101,400)	0	(101,400)
Security Deposits	3,000	-	-
Prepaid Expenses	-	(42,780)	-
Construction in Progress - Energy Neutral Homes	114,525	-	(184,132)
Accounts Payable	(78,633)	42,995	87,944
Accrued Payroll	(25,000)	-	-
Total Adjustments	342,144	4,066,986	11,965,451
Net Cash Used by Operating Activities	(2,350,631)	(1,918,119)	(10,302,818)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(4,734)	(78,617)	(84,223)
Purchase of Short-Term Investments	(978,386)	(6,749,099)	(15,075,312)
Proceeds from Sale of Short-Term Investments	3,907,798	6,898,235	10,956,796
Proceeds from Sale of Energy Neutral Model Home	278,000	-	278,000
Purchase of Energy Neutral Model Home	-	(312,666)	(278,000)
Net Cash Provided (Used) by Investing Activities	3,202,678	(242,147)	(4,202,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of Cash for Common Stock	-	9,618,564	14,552,030
Proceeds from Short-Term Borrowings	-	50,582	50,582
Payments on Short-Term Borrowings		(50,582)	(50,582)
Cash Received from Non-Controlling Members	-	-	1,000,000
Purchase of Treasury Stock	-	-	(20,000)
Advance from Related Party	106,914	-	106,914
Payment to Related Party	(106,914)	-	(106,914)
Payment to Employee	(60,000)	-	(60,000)
Advance from Employee	-	-	60,000
Net Cash (Used) Provided by Financing Activities	(60,000)	9,618,564	15,532,030

NET INCREASE IN CASH	893,447	7,458,298	1,127,873

CASH - BEGINNING	234,426	597,577	-

CASH - ENDING	$1,026,473	$8,055,875	$1,026,473

Supplemental Disclosures:
Cash paid for Income Taxes	$-	$-	$-
Cash paid for Interest	$48	$392	$4,034

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Alternate Energy Holdings, Inc., (and its subsidiaries Idaho Energy Complex, LLC, Green World Water, LLC, Energy Neutral, LLC and Reactor Development, LLC) formerly Nussentials Holdings Inc., is a development stage enterprise focused on the purchase, optimization and construction of green energy sources – primarily nuclear power plants.  During 2011 and 2010, Energy Neutral LLC has completed the construction of a model “energy neutral” and five additional “energy neutral” homes in Boise, Idaho, which feature unique design elements as well as standard “energy neutral” elements, including the Energy Star Certification and solar power generation. The homes are designed and built with the goal of consuming less energy than they produce.

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

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures balances of up to $250,000 per institution at September 30, 2011 and December 31, 2010.   The uninsured balances at September 30, 2011 and December 31, 2010 were $526,473 and $-0-, respectively.

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

Stock Based Compensation

Alternate Energy Holdings, Inc.’s non-employees, share-based expenses are recorded in accordance with FASB ASC 505-50. Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through September 30, 2011. For the nine months ended September 30, 2011 and 2010, 1,500,000 and 36,000,000 shares of restricted stock were issued for officer/board services, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other Comprehensive income (loss) is primarily the result of unrealized gains and losses on Short-Term investments.  The following table set forth the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2011	2010	2011	2010
Net Loss	$(1,107,080)	$(1,636,459)	$(2,692,775)	$(5,985,105)
Unrealized Gain on Short-Term Investments	42,648	-0-	105,253	-0-
Comprehensive Income	$(1,064,432)	$(1,636,459)	$(2,587,822)	$(5,985,105)

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU” 2011-05, Presentation of Comprehensive Income.)  This ASU is intended to increase the prominence of other comprehensive income to financial statements by presenting components of net income and other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and it components in the statement of changes in stockholders’ equity.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance: therefore, adoption of the new guidance in the first quarter fiscal 2012 will not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU 2011-04, (Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs”), which amends ACS 820, Fair Value Measurement. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRSs.  ASU 2011-14 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Pronouncements - continued

Additionally, ASU 2011-14 clarifies the FASB’s intent about the application of existing fair value measurements.  ASU 2011-14 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively; therefore, the Company will adopt ASU 2011-04 in its first quarter of fiscal 2012.  The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

Alternate Energy Holdings, Inc. does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their financial position, results of operations, or cash flow.

Revenue Recognition on Sale of Real Estate

Sales and the associated gains and losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20., “Property, Plant and Equipment – Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC Topic 360-20 related to the transaction and any continuing involvement in the form of management of financial assistance associated with the properties.

The Company utilizes the full accrual method and if the criteria are not met, the Company defers some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sale criteria are met.

Accounts Receivable

Accounts Receivable represent receivables from the builder of the Energy Neutral Homes.  The Company uses the specific charge-off method of accounting for bad debts.  Uncollectible accounts are charged directly against earnings in the same period they are determined o be uncollectible.  The Company's bad debt expense for the nine months ending September 30, 2011 and 2010 was $-0-.

NOTE 2 - INCOME TAXES

Alternate Energy Holdings, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  Alternate Energy Holdings, Inc. incurred net losses in the nine months ending September 30, 2011 and 2010 and therefore, has no tax liability.  The deferred tax asset generated by the carry-forward is approximately $ 14,475,205 at September 30, 2011 and will expire in 2029.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES - continued

Components of deferred tax assets at September 30, 2011 are as follows:

Deferred tax asset – net operating loss Carry-forwards	$14,475,205
Valuation allowance	(14,475,205)
Net deferred tax asset	$-0-

The Company has adopted ASC 740-10 “Income Taxes”. As a result of the assessment the Company has recognized no material tax adjustments to the unrecognized tax benefits.  At the adoption date of January 1, 2008 and as of September 30, 2011, the Company has no unrecognized tax benefits.  By statute, tax years ending December 31, 2010 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK -continued
During 2009, Alternate Energy Holdings, Inc.
-	Issued 28,282,532 shares of common stock valued at $1,433,891 for services.
-	Issued 500,000 shares of common stock valued at $25,000 for a contract option fee.
-	Issued 29,180,536 shares of common stock for cash received in the amount of $1,460,325.
During 2010, Alternate Energy Holdings, Inc.
-	Issued 54,136,041 shares of common stock valued at $5,094,064 for services.
-	Issued 750,000 shares of common stock valued at $375,000 for two contract option fees.
-	Issued 134,051,642 shares of common stock for cash received in the amount of $9,913,992.
During 2011, Alternate Energy Holdings, Inc.
-	Issued 1,875,000 shares of common stock valued at $193,000 for services.
-	Cancelled 1,000,000 shares of common stock.
-	In June 2011, the Company and a consultant entered into an agreement to rescind 1,000,000 shares of common stock previously awarded to them

NOTE 4 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a two year lease and a home/office on a month-to-month basis under another lease. The two year lease is dated April 1, 2010 and expires April 30, 2012 and requires monthly payments of $2,000. Rent expense for the nine months ending September 30, 2011 and 2010 was $31,000 and $42,660, respectively. The following is a schedule of future minimum payments under the operating lease at September 30, 2011:

For the year Ended December 31
2011	$6,000
2012	8,000
Total	$14,000

Alternate Energy Holdings, Inc. has entered into three contracts dated February 23, 2011, August 10, 2010 and September 10, 2010 to purchase land in Idaho. This option holds the contract open until December 11, 2011, January 10, 2012 and September 10, 2011, respectively.  The option dated September 30, 2011 was extended for six months at a cost of a $500,000 nonrefundable deposit. The expenses of the other contracts are shown as Issuance of Common Stock for Option Fee on the Stockholder’s Equity statement.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - VARIABLE INTEREST ENTITY

FASB ASC 810 requires consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Reactor Development, LLC was formed for the purpose of developing and managing an energy complex power plant site. Alternate Energy Holdings, Inc. invested $1,000,000 which represents approximately 50% of Reactor Development LLC’s capital structure as of December 31, 2007.  Furthermore, the daily operating decisions of Reactor Development, LLC are made by the members of Alternate Energy Holdings, Inc.’s management.

Under FASB ASC 810 Reactor Development, LLC is deemed a Variable Interest Entity to Alternate Energy Holdings, Inc. and as such Reactor Development, LLC’s financial information has been consolidated with Alternate Energy Holdings, Inc.

The consolidated financial statements include the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under “Non-Controlling Interest in Variable Interest Entity” in the accompanying consolidated income statement.  Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at September 30, 2011 and December 31, 2010, respectively.

NOTE 6 – ASSET HELD FOR SALE

Alternate Energy Holdings, Inc constructed a model home to demonstrate that a competitively priced and energy cost efficient home can be constructed using energy-efficient techniques.  The home creates more power than it uses on a month-to-month basis. The home was to be used to market the Energy Neutral brand name, however it was sold in March 2011.

NOTE 7 – AVAILABLE-FOR-SALE-SECURITIES

The Company’s short-term investments consist of mutual funds that are professionally managed by an investment company.  The Company’s investments are classified as available-for sale and are recorded on the consolidated balance sheet at fair value based on Level 1 inputs.  Unrealized gains and losses on the investments are included as a separate component of other comprehensive income.  The Company will recognize an impairment charge if a decline in the fair value of its investments below cost basis is judged to be other-than-temporary.  Unrealized gains, included in other comprehensive income at September 30, 2011 and 2010 were $105,253 and $-0-, respectively.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – DUE TO EMPLOYEE

In December, 2010 an employee advanced the Company $60,000 to cover working capital expenses. There were no formal repayment terms or interest charged on this advance. The monies were repaid in full in March 2011.

NOTE 9 – CONSTRUCTION IN PROGRESS

Energy Neutral, LLC is in the process of developing five low cost, energy efficient homes in the Panther Creek subdivision in Boise, Idaho that are being constructed by a local builder. Four of these homes have been completed and sold as of September 30, 2011.  As of September 30, 2011 and December 31, 2010, $184,132 and $298,657 has been spent on the unsold homes, respectively.

NOTE 10 – DUE TO RELATED PARTY

In January, 2011 the CEO advanced the Company $106,914 to cover working capital expenses. There were no formal repayment terms or interest charged on this advance. The monies were repaid in full in March 2011.

NOTE 11 – LEGAL PROCEEDINGS

Currently, an action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our Company, and certain of our officers and directors, violated federal securities laws by, among other things, issuing materially false and misleading statements, artificially inflating the Company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC” action).  The Company’s accounts were restrained on December 18, 2010 following the filing of the civil complaint by the SEC in connection with the SEC action; however, after oral argument and the submission of lengthy papers, the Court ordered the restraint be lifted but also requested that the parties reach agreement to provide the SEC some form of relief in so doing.  The parties reached an agreement that Company shall report on a monthly basis all of its expenses of $2,500 and above during the pendency of the litigation and further agreed not to violate any federal securities laws.  The Company and the SEC held a settlement conference on September 26, 2011 and the Company is otherwise vigorously defending itself in this matter which is scheduled to go to trial in October 2012.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – LEGAL PROCEEDINGS - continued

On January 11, 2011, shortly after the SEC commenced its litigation against the Company, a class action lawsuit was filed in the U.S. District Court of the District of Idaho by Lance Teague on behalf of purchasers of the common stock of the Company between September 20, 2006 through December 14, 2010, against the Company and certain officers.  The allegations of the lawsuit mirror the SEC allegations.  On March 7, 2011, plaintiff moved to appoint John O’Brien as Lead Plaintiff.  The complaint alleges claims against the Company and certain senior officers and directors for violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 there under and claims against certain of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act.

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

Overview

The Company is in the business of serving the electric power generation industry by acquiring and developing nuclear plant sites and obtaining licenses for their construction and operation through its operating subsidiaries.  The Company’s management has experience in the nuclear industry, power generation, and facility development.  The Company formed Idaho Energy Complex, LLC, and Reactor Land Development, LLC, as its subsidiaries to manage and finance its business plan to develop a proposed site in Idaho for a reactor. Reactor Land began operations in September 2007, with the purpose of acquiring land and water rights, permits and licenses, development, rights and such other property and services necessary to develop an energy complex in Idaho, located in Payette County, including one or more nuclear reactors (referred to as the “Project”).  On June 20, 2011, the Payette County Commissioners unanimously approved the Company’s request to rezone land in rural Payette County, Idaho, to allow for the construction of a nuclear power plant. This represented the final approval required by the State of Idaho to build such a plant on this site.  Following receipt of the rezone approval, the Company commenced the steps necessary to begin the National Regulatory Commission’s combined construction and operating license application process by contracting with Enercon, a major nuclear site engineering firm.

In October 2009, the Company’s Energy Neutral, LLC subsidiary began construction on a model home to demonstrate that a competitively-priced and energy cost efficient home can be constructed using renewables. Construction of the first model home was completed in 2009, with construction of five additional homes completed during 2010 and early 2011. Through September 30, 2011 we have sold the model home and four these homes. These homes serve to introduce Energy Neutral’s unique energy producing and saving features to a range of potential users. The Company is using these homes to market its Energy Neutral packages and a new energy neutral subdivision in Idaho (in which 5 of these homes have been constructed).  We hope to expand the Energy Neutral concept through licensing arrangements with third-parties.

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

Plan of Operations

The Company estimates the total cost of buying and licensing the Payette County site is $150.0 million.  The initial $150.0 million is planned to be raised through a private placement by Reactor Development, LLC, which shall result in the investors receiving in the aggregate up to a 6% ownership in the first reactor unit.  Any shortfall will have to be funded through such things as debt financing, cost-sharing by contractors and suppliers, or public offering.

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

The intended use of the funds for the Reactor Land Project is shown below:

In millions ($)
Payment to owner for site land	5
Payment for COLA plus 10% price escalation due to delays	50
Payments for third party project management, engineering support and G&A	10
Placement agent, if any	15
Adjacent land with water rights	20
Long lead time equipment order deposit; reactor vessel and turbine	50
Total	$150

If the Reactor Land Development, LLC private placement does not raise the entire $150.0 million listed above, the Company will seek to raise the remaining balance through debt financing and/or a public or private equity offering.  The Company may adjust the budget categories in the execution of its permitting and development plans.  The above line items represent managements best estimates, none of the line items is to be considered fixed or unchangeable.

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

In the continuance of the Company’s business operations it does not intend to purchase or sell any significant assets and the Company does not expect a significant change in the number of its employees, although the Company may add addiotnal contractors during the first quarter of 2012.

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

Project Economics

The Company believes that if it is able to raise $150.0 million, it may develop a site licensed for construction of the advanced reactor by early 2015. The Company believes that by acquiring and  obtaining the required permits and approvals for the proposed site now, it will be able to offer a site and an NRC  license 3 to 4 years  sooner  than might  otherwise  be achievable, which will offer  additional value to the Idaho site due to earlier power generation/revenue potential of the site.  In the event that the Company obtains the required NRC license and other required approvals, the Company will hire a major contractor to work with the nuclear plant supplier in connection with the construction of the plant.

Consolidated Results of Operations

Comparison of the Three Months Ended September 30, 2011 to September 30, 2010

During the three months ended September 30, 2011, we recognized revenues of approximately $160,000 as compared to no revenues for the same period in the prior fiscal year.  The increase in revenues is due to the sale of one Energy Neutral home that occurred during the three months ended September 30, 2011.  During the three months ended September 30, 2011, we incurred operating expenses of $1,060,909 compared to $1,860,245 during the three months ended September 30, 2010. The decrease of $799,336 was a result of substantial decreases in our operational activities as compared to the three months ended September 30, 2010. The following table is a comparison of the operational expenses that we incurred during the three months ended September 30, 2011 and 2010:

	Three Months Ended
	September 30,	September 30,	INCREASE
	2011	2010	(DECREASE)

Consulting services	$147,648	$910,551	$(762,903)
Marketing services	$445	$159,483	$(159,038)
Public relations	$650	$216,665	$(216,015)
Legal fees	$86,358	$262,117	$(175,759)
Payroll	$129,290	$-0-	$129,290

During the three months ended September 30, 2011 the Company did not engage as many consultants or incur the same level expense for, marketing services, public relation services and legal fees as it had during the same three month period in the prior year as they worked on the Payette County  rezone approval.  Some of the consultants were hired in 2010 and were now on the payroll of the Company.

During the three months ended September 30, 2011, we recognized a net loss of $(1,107,080) compared to a net loss of $(1,636,459) during the three months ended September 30, 2010. The decrease of $529,379 in net loss was due to decreases of in legal fees and decrease in consulting services incurred during the quarter. The Company’s basic and diluted loss per share was $.00 during the three months ended September 30, 2011 versus a basic and diluted loss per share of $.01 during the three months ended September 30, 2010.

Comparison of the Nine Months Ended September 30, 2011 to September 30, 2010

During the six months ended September 30, 2011, we recognized revenues of $702,900, as compared to no revenues for the same period in the prior fiscal year.  The increase in revenues is due to the sale of four Energy Neutral homes that occurred during the nine months ended September 30, 2011.  During the nine months ended September 30, 2011, we incurred operating expenses of $2,693,993 compared to $6,224,818 during the nine months ended September 30, 2010. The decrease of $3,530,825 was a result of substantial decreases in our operational activities as compared to the nine months ended September 30, 2010 and a decrease in stock based compensation to officers and directors. The following table is a comparison of the operational expenses that we incurred during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,	September 30,	INCREASE
	2011	2010	(DECREASE)

Consulting services	$514,625	$2,081,553	$(1,566,928)
Marketing services	$6,740	$196,935	$(190,195)
Public relations	$3,900	$368,593	$(364,693)
Legal fees	$407,989	$471,637	$(63,648)
Stock based compensation to officers and directors	$153,000	$2,586,000	$(2,433,000)

During the nine months ended September 30, 2011, the Company did not engage as many consultants or incur the same level of expenses of, marketing services, public relation services and legal fees as it had during the same three month period in the prior year as they worked on the Payette County rezone approval.  Stock based compensation paid to officers and directors decreased during the nine months ended September 30, 2011, as compared to the same period in the prior year because the Company did not issue as many shares of its common stock to officers and directors during the current period in exchange for services rendered.

During the nine months ended September 30, 2011, we recognized a net loss of $(2,692,775) compared to a net loss of $(5,985,105) during the nine months ended September 30, 2010. The decrease of $3,292,330 in net loss was a result of the decrease in operational expenses due to decreases in Stock based compensation and in consulting services incurred during the nine month period. The Company’s basic and diluted loss per share was $.01 for the nine months ended September 30, 2011 versus a basic and diluted loss per share of $.02 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had total of cash and cash equivalents of $1,026,473, total current assets of $4,994,559 and current liabilities of $87,944. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow
	Nine Months Ended
	September 30,
	2011	2010

Net cash used by operating activities	$(2,249,231)	$(1,918,119)
Net cash provided (used) by investing activities	$3,202,678	$(242,147)
Net cash (used) provided by financing activities	$(60,000)	$9,618,564
Net cash inflow	$893,447	$7,458,298

Operating Activities

During the nine months ended September 30, 2011, the net cash used in our operating activities was $2,249,231. During the nine months ended September 30, 2010, the net cash used in our operating activities was $1,918,119.  Net cash used in our operating activities increased by approximately $331,112 for the nine months ended September 30, 2011 as compared to the same period in 2010.  The increase in funds that were used by our operating activities was primarily due to increase of cash expenditures in 2011 versus stock based expenditures in 2010.

Investing Activities

During the nine months ended September 30, 2011, the net cash provided by our investing activities was $3,202,678, comprised of the proceeds from the sale of short-term investments and proceeds from the sale of our initial model Energy Neutral home. The net cash used in our investing activities was $242,147 for the nine months ended September 30, 2010, comprised of the purchase of fixed assets, purchase of the Energy Neutral model home and the purchase of short-term investments.

Financing Activities

Net cash provided by financing activities decreased by approximately $9,678,564 for the nine months ended September 30, 2011 as compared to the same period of 2010. This decrease in funds provided by our financing activities was primarily due to a decrease in the receipt of cash from sale of shares of common stock as compared to the same period in the prior year.

As discussed above, we estimate that we will need to raise approximately $150 million in order to fund the Project. We plan on funding the Project through a private placement or other offering of securities of our subsidiary, Reactor Land Development, which would result in investors receiving up to 6% ownership in the first reactor unit. Any shortfall will have to be funded through other means, such as a debt financing, cost-sharing with contractors and suppliers, or other securities offerings, including a securities offering by our company or any of our other subsidiaries. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

Critical Accounting Policies

The Company has identified the policies below as critical to the Company business operations and the understanding of the Company results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Condensed Consolidated Financial Statements beginning on page 9 for the nine months ended September 30, 2011.  Note that the Company’s preparation of this document requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures balances of up to $250,000 per institution at September 30, 2011 and December 31, 2010.  The uninsured balances at September 30, 2011 and December 31, 2010 were $526,473 and $-0-, respectively.

Stock-Based Compensation

The Company’s non-employees, share-based expenses are recorded in accordance with FASB ASC 505-50. The Company has not issued any stock options or stock warrants since its inception through September 30, 2011.

Off-Balance Sheet Arrangement

As of September 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.   Based on our overall cash and cash equivalents interest rate exposure at September 30, 2011, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2011, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of September 30, 2011.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Class Action Litigation

On January 11, 2011, shortly after the SEC commenced its litigation against the Company, a class action lawsuit was filed in the U.S. District Court for the District of Idaho on behalf of purchasers of the common stock of the company between September 20, 2006 through December 14, 2010, against the company and certain of its officers and directors by Lance Teague.  The allegations of the lawsuit mirror the SEC allegations.  On March 7, 2011, plaintiff moved to appoint John O’Brien as Lead Plaintiff. The complaint alleged claims against the Company and certain of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 there under and claims against certain of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act. The complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions, including reasonable costs and expenses, and other relief the Court deemed just and proper. The Company believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine an outcome.

Other Legal Proceedings

Currently, an action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our company, and certain of our officers and directors, violated the federal securities laws by, among other things, issuing materially false and misleading statements, artificially inflating the company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC Action”). The company’s accounts were restrained on December 18, 2010 following the filing of the civil complaint by the SEC in connection with the SEC Action; however, after oral argument and the submission of lengthy papers, the Court ordered that the restraint be lifted but also requested that the parties reach agreement to provide the SEC some form of relief in so doing.  The parties reached an agreement that the Company shall report to the SEC on a monthly basis all if its expenses of $2,500 and above during the pendency of the litigation and further agreed not to violate any federal securities laws.  The Company and the SEC held a settlement conference on September 26, 2011 and the Company is otherwise vigorously defending itself in this matter, which is scheduled to go to trial in October 2012.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

                None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a)	Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Filed herewith
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

Date: November 21, 2011

ALTERNATE ENERGY HOLDINGS, INC.

By:	/s/ DONALD L. GILLISPIE
Donald L. Gillispie President, Chief Executive Officer and Director (principal executive officer)

By:	/s/ RICK J. BUCCI
Rick J. Bucci Vice-President and Chief Financial Officer (principal financial officer and principal accounting officer)