Form 10-K
period 2011-12-31
ALTERNATE ENERGY HOLDINGS, INC.
filed 2012-04-03
CIK 1421874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 and

For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [_]    No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [_]    No [_]

i

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |_| No |X|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $34,605,000 as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the average bid and asked price of such common equity as quoted by the Pinksheets on such date.

The number of shares outstanding of the registrant’s common stock as of April 3, 2012, was 326,562,791 shares.

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

As depicted below, Alternate Energy Holdings, Inc. is a holding company that consists of four active corporate entities:   Idaho Energy Complex, Reactor Land Development, LLC, Green World Water, LLC and Energy Neutral, LLC.  We also have one inactive subsidiary, International Reactors Incorporated, a Nevada corporation.

Alternate Energy Holdings, Inc. a Nevada Corporation
|
Idaho Energy Complex, LLC (An Idaho Limited Liability Company) 100%	Green World Water, LLC (An Idaho Limited Liability Company) 100%	Energy Neutral, LLC, (an Idaho Limited Liability Company) 100%
|		|
Reactor Land Development, LLC, (A Delaware Limited Liability Company) 99%		Energy Neutral Development Group, LLC (an Idaho Limited liability Company) 100%

Idaho Energy Complex, LLC was formed to oversee a proposed $10 billion nuclear project near Payette, Idaho, with an adjacent backup site. Reactor Land Development, LLC is engaged in acquiring funds for land and water rights, permits and licenses, and plant development rights.  Green World Water, LLC™ assists developing countries with power generation as well as the production of potable water. Energy Neutral, LLC™ designs and constructs homes intended to be “energy neutral” (e.g., they consume less energy than they generate) and assists homeowners, businesses and farmers with reducing energy consumption and reliance on the electrical grid.

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

During the fourth quarter of 2009, our Idaho Energy Complex subsidiary entered the local land use approval process for the Project, and received initial approval from the Payette County Planning and Zoning Commission in November 2009.  During 2010, we received the approval for our comprehensive plan from the Payette County Commissioners, and approval for the required rezoning of the proposed site from the Payette County Planning and Zoning Commission.  We received final rezoning approval by the Payette County Commissioners in June 2011. In August 2011 we entered Phase 1 of the Project in which we entered into an agreement with Enercon Services, Inc. ("ENERCON") pursuant to which ENERCON will provide, on a fixed price basis, engineering, licensing, environmental and other technical support as necessary to develop for us a Combined Construction and Operating License Application ("COLA") for two nuclear generating units to be located at the proposed site in Payette County, Idaho ("Phase I Services"). Under the agreement, the Registrant is obligated to pay ENERCON a fixed price of approximately $30 million for the Phase I Services over approximately 3 years.  Following the preparation of the COL application and our submittal of the COL application to the Nuclear Regulatory Commission ("NRC"), ENERCON shall provide support services during the NRC's review process ("Phase 2 Services"). The Phase 2 Services will be provided by ENERCON on a time and materials basis which is currently estimated to be approximately $10.4 million. We expect to begin the approval process by the end of 2012 and it may last as long as three to five years.  In January 2012 we announced that we’d filed a 60-day notice with Payette County, Idaho in preparation of federal site approval work related to our proposed nuclear power plant.  The notice was a key prerequisite for the next phase of the project.  It is also part of the company's legal obligation to Payette County prior to beginning any official work including core boring, environmental study, and installation of meteorological survey towers as part of the federal COLA process.

In August 2011, we entered into an agreement with Enercon Services, Inc. ("ENERCON") pursuant to which ENERCON will provide, on a fixed price basis, engineering, licensing, environmental and other technical support as necessary to develop for us a Combined Construction and Operating License Application ("COLA") for two nuclear generating units to be located at the proposed site in Payette County, Idaho ("Phase 1 Services"). Under the agreement, the Registrant is obligated to pay ENERCON a fixed price of approximately $30 million for the Phase 1 Services over approximately 3 years.  Following the preparation of the COLA application and our submittal of the COLA application to the Nuclear Regulatory Commission ("NRC"), ENERCON shall provide support services during the NRC's review process ("Phase 2 Services"). The Phase 2 Services will be provided by ENERCON on a time and materials basis which is currently estimated to be approximately $10.4 million. We expect to begin the approval process in 2012 and it may last as long as three to five years.  In January 2012, we announced that we’d filed a 60-day notice with Payette County, Idaho in preparation of federal site approval work related to our proposed nuclear power plant.  The notice was a key prerequisite for the next phase of the project.  It is also part of the company's legal obligation to Payette County prior to beginning any official work including core boring, environmental study, and installation of meteorological survey towers as part of the federal COLA process.

We plan to finance the Idaho Energy Complex with a combination of secured debt, Federal government loan guarantees, unsecured debt, equity and equity-linked securities and other forms of financing that may be available to us, subject to future market conditions.  In this regard, in March 2012, we entered into two related agreements with unrelated third parties pursuant to which we will be entitled to receive up to 45,900,000 Euros ($60,190,863 US dollars) in six installment payments over approximately the next 200 days, as described in greater detail below. First, we entered into a Financial Instrument Service Agreement (the “Financial Services Agreement”) with Vital Funds, Inc. (“Vital”). Pursuant to the Financial Services Agreement, Vital, in consideration of payment by us of an initial fee of US$2,575,000, is obligated to arrange for an undisclosed third party to deposit 76.5 million Euros with a bank (the “Issuing Bank”), which is to be Credit Suisse, Zurich, NatWest, London or HSBC Hong Kong, or similar quality bank agreed to by us. The 76.5 million Euros are to be held in a blocked account at the Issuing Bank for one year and a day. On the basis of that deposit the Issuing Bank thereafter is to issue a bank guarantee (“Bank Guarantee”) ($101,984,770 US dollars) in the amount of 76.5 million Euros ($101,984,770 US dollars) for the term of a year and a day. The Bank Guarantee will be issued in favor of AEHI, but expressly for the benefit of Swiss Asset Manager Ltd (“Swiss Asset Manager”). The US$2,575,000 fee we are obligated to pay to Vital has been deposited by us into an escrow account maintained by a third party. Upon proper confirmation of the Bank Guarantee by the bank of Swiss Asset Manager (the “Confirmation”) as outlined in the Financial Services Agreement, Vital shall be entitled to receipt of the US$2,575,000 fee. If the conditions set forth in the Financial Services Agreement are not satisfied, we are entitled to the return of the funds deposited into escrow. We also entered into a separate Project Funding Agreement (the "Funding Agreement") with Swiss Asset Manager regarding the Bank Guarantee. Subject to satisfaction of certain conditions set forth in, and at the times specified in the Funding Agreement, Swiss Asset Manager is obligated to pay us a total of 45,900,000 Euros (61,190,863 US dollars) in six installments in consideration for Swiss Asset Manager's use of the Bank Guarantee. It is anticipated that we could receive the first installment payment from Swiss Asset Manager of 11,475,000 Euros ($15,297,715 US Dollars) fifteen banking days following the Confirmation, with five additional disbursements every thirty banking days thereafter for an aggregate additional amount of approximately 34,425,000 Euros ($45,893,147 US Dollars).  There is no guarantee that we will receive all, or any, of the funds we are entitled to under the Funding Agreement. Exchange rates were used as of the date of this filing and may fluctuate at the time of the funding.

As the Idaho Project moves through the extensive regulatory approval process, the Company is developing other revenue opportunities through its other subsidiaries. Through Green World Water, LLC we are currently working with China National Nuclear Corporation to develop and build a desalinization reactor to market to developing countries needing potable water and electricity. The Company is currently marketing these reactors in the Middle East and Africa.  The lead time to order such a reactor is twelve (12) months, at an estimated cost of $2.5 to $3 billion.

Our Energy Neutral, LLC subsidiary, which is focused on assisting homeowners, businesses and farmers with reducing energy consumption and reliance on the electrical grid, completed construction of six homes designed and constructed to be energy neutral, i.e., they consume less energy than they generate, with excess energy generation being placed back on the public utility grid. Five of these homes and one model home were sold during 2011, representing our first revenues, for gross sales proceeds of approximately $923,650.   The newly-sold five Energy Neutral homes were built in the Panther Creek subdivision of West Boise, Idaho, and are in the same neighborhood which was designed to conserve electricity through energy-efficient construction methods and appliances.  The model house, which resides on Scotfield Court in Boise, was built as the first Energy Neutral model home to meet stringent energy-efficient standards, but also produces more electricity than it consumes during most days through a series of low-profile solar panels.  We plan to begin franchising the Energy Neutral Brand and concept to developers and builders in a few select markets starting in 2012.

Industry Overview

According to the Nuclear Energy Institute (“NEI”), an independent industry organization, in 2011 nuclear power plants provided 17% of the world’s electricity and nearly 19.2% of the electricity in the United States. As reported by the NEI, nuclear energy is the United States’ largest source of emission-free electricity and second largest source of power.  According to the European Nuclear Society, as of February 2, 2012, there are a total of 435 nuclear power plants operating in plants in 30 countries and 63 plants with in countries under construction.  In the United States, 65 nuclear power plants are in commercial service operating a total of 104 nuclear reactors.  On a global basis, the collective installed-electric-net-capacity of nuclear power plants is 368 gigawatts, or GW.

Nuclear Power Plants as of 2011-01-19

Number of Reactors in Operation Worldwide

As of January 19, 2011, there are another 65 plants, with an installed capacity of 63 GW, are under construction in 16 different countries.  In addition, on a worldwide basis, 500 plants are either planned, proposed or under consideration.

Number of Reactors under Construction Worldwide

The last two power plants built in the United States were the Watts Bar plant, which began construction in 1973, was completed in 1990, and did not begin commercial operation until 1996, and the River Bend plant, which was built in 1977 and went online in 1986.  In 2010, President Obama announced that his administration has approved an $8.3 billion loan guarantee to build the first domestic nuclear power plant in three decades at Plant Vogtle in Waynesboro, Georgia site. The two new Vogtle Plants were approved for construction and subsequent operations by the Nuclear Regulatory Commission in February 2012. On February 16, 2010, President Obama said, “… this one plant will cut carbon pollution by 16 million tons each year when compared to a similar coal plant.  That’s like taking 3.5 million cars off the road.” As reported by the New York Times on March 17, 2011, the Obama administration has requested that, subject to congressional approval, $36 billion be appropriated for the nuclear loan guarantee program.

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

Our Company

As noted above, we are a holding company comprised of 4 operating corporate entities: Idaho Energy Complex, LLC, Reactor Land Development, LLC, Energy Neutral, LLC, Energy Neutral Development, LLC and Green World Water, LLC (which was formed in 2010, and has succeeded to the business formerly conducted by a fifth, inactive subsidiary, International Reactors Incorporated).

Idaho Energy Complex, LLC

Idaho Energy, an Idaho corporation and 100% wholly-owned subsidiary of the Company that was formed in March 2007, is a proposed $10 billion nuclear complex near Payette, Idaho.  Idaho Energy is the manager of Reactor Land, a Delaware limited liability company that is attempting to obtain funding for the nuclear facility land, water rights and NRC operating license.  Five thousand acres have been dedicated to the Project, which will provide enough electricity to power Idaho’s growth, as well as generate income through the sale of power to out-of-state markets.  The Payette facility will feature a new advanced nuclear reactor design that does not require large amounts of water for cooling.   The Company plans to build up to six advanced reactors at Idaho Energy and operate as an Independent Power Production (“IPP”).  .

Reactor Land Development, LLC

Reactor Land Development, LLC, a 99% owned subsidiary of Idaho Energy, is a Delaware limited liability company.  Reactor Land Development, LLC began operations in September 2007, with Idaho Energy as its manager.  Its purpose is to acquire funding for land and water rights, permits and licenses, development rights and such other properties and services necessary to develop approved sites in Idaho for one or more nuclear reactors.

Energy Neutral, LLC

Energy Neutral™, a 100% wholly-owned subsidiary of the Company, assists homeowners, businesses and farmers to operate with minimal or no reliance on the electrical grid.  Energy Neutral’s primary services are:  design and construction of residential “energy neutral” homes, evaluating existing homes, businesses and farms for conservation and renewable energy potential; drafting plans to attain or approach energy neutrality; and working with wind, conservation and solar suppliers and installers to install products in the marketplace.   During 2010 and early 2011, Energy Neutral completed construction of six “energy neutral” homes in Boise, Idaho, which feature unique design elements as well as standard “energy neutral” elements, including the Energy Star certification and solar power generation.   As noted above, five homes were sold during the year of 2011, representing our first revenues, for gross sales proceeds of approximately $923,650. We plan to begin franchising the concept to developers and builders in a few select markets starting this year through Energy Neutral Development, LLC, a wholly owned subsidiary of Energy Neutral Group, LLC.

Green World Water, LLC

Green World Water,™ a 100% wholly-owned subsidiary of the Company was formed in 2010 to assist developing countries with power generation, as well as the production of potable water.  Green World Water has succeeded to the business of another Company subsidiary, International Reactors Incorporated, a Nevada corporation, which was formed in November 2007 but now is inactive.  Green World Water seeks to construct commercial nuclear reactors on oceanfront sites, particularly in Africa and western-friendly Middle Eastern countries to co-generate clean energy and desalinate water.  Green World Water believes that advanced nuclear technology can be used to address electrical energy needs while simultaneously producing fresh water from ocean intake.  The Company has an agreement with China National Nuclear Corporation (CNNC) to produce desalinization reactors in China to market on a worldwide basis. The Company is currently marketing these reactors in the middle east and Africa

The Project – The Opportunity

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

The Site for this Project has passed preliminary evaluations by ENERCON, an engineering firm hired by AEHI that grants pre-approval of nuclear plant sites and assists with filing the NRC application.  During the fourth quarter of 2009, our Idaho Energy Complex subsidiary entered the local land use approval process for the Project, and received initial approval from the Payette County Planning and Zoning Commission in November 2009.  During 2010 we received the approval for our comprehensive plan from the Payette County Commissioners, and approval for the required rezoning of the proposed site from the Payette County Planning and Zoning Commission. We received final rezoning approval by the Payette County Commissioners June 2011.    We expect to begin the approval process of the Nuclear Regulatory Commission (“NRC”) in 2012 and it may last as long as three to five years.

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

Land Purchase Agreement

There is an agreement between the Company and the current site owner for the purchase of the land (the “Land Purchase Agreement”) and an agreement for the water rights and additional land for backup site.   Once completed, the agreement will transfer title to Idaho Energy upon constructive receipt of an approximately $5.0 million cash payment for the land plus $20.0 million for additional land with water rights.  A 4% deposit was previously paid to hold the land for up to twelve months, which was subsequently extended for an additional twelve months to July 2012. The Company anticipates financing the Site acquisition with proceeds from one or more equity or debt offerings.  The Land Purchase Agreement is subject to satisfactory completion of the final site analysis by ENERCON and the local approval for the nuclear plant construction will not be completed until the land has been locally approved for nuclear plant construction.

Construction and Operating License Application (“COLA”) and Water Rights

Management intends to obtain a rezone from Payette County and the COLA from the Nuclear Regulatory Commission for the Site by using either the services of ENERCON or the reactor supplier. ENERCON has already been conducting NRC pre-COLA application activities at the Site, including the preliminary site study.  A $2.0 million payment will start the COLA.  Furthermore, the Company has agreements $20.0 million for additional land with water rights.

Competition

Competition is intense in the energy market, with the two major sources of power generation being nuclear and fossil fuel.  While nuclear power has high initial capital costs, it has the lowest production cost and highest capacity factor of the major sources of electricity, with a production cost of $0.0172 per kilowatt hour (kWh).  According to national data from 2008, without carbon tax and emission reduction, coal has a production cost of $0.0275/kWh, natural gas of $0.081 cents/kWh, and petroleum of $0.098 cents/kWh.  However, petroleum and coal prices have increased recently due to the rising prices of fossil fuel and are subject to market price swings. Natural gas is currently dropping due to new US sources.

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

Financings and Costs

The Company intends to develop or acquire businesses to help address domestic energy needs while trying to improve air quality and mitigate global warming.  The Company intends to undertake equity or debt offerings in the form of public and private placements, or other financing vehicles, to hopefully raise sufficient funds to capitalize its four individual companies.  The goal is to have each subsidiary of the Company further develop its own business strategies and self-sustaining operations and, in turn, upstream profits to the Company in exchange for capital and energy leadership expertise.

The Company estimates the cost of operation for its four corporate subsidiaries will be approximately $3,000,000 per year excluding phase 1 of the Project.  Green World Water is presently working to market desalinization reactors, made in China, to Africa and the Middle East.

The Company hopes to raise $150 million through one or more private placements of equity and/or debt for the initial development of the Idaho energy complex.  The funds will be used to purchase land that is under contract and water rights, and to complete the NRC approval process.  At the time of this Annual Report, $1.0 million has been raised through the sale of a one percent (1%) equity position in our subsidiary, Reactor Land Development.  Management believes that local plant site approval, if obtained, will allow the Company to raise sufficient additional funds.

As discussed in greater detail above, in March 2012, we entered into two related agreements with unrelated third parties pursuant to which we will be entitled to receive up to 45,900,000 Euros ($60,918,476) US dollars) in six installment payments over approximately the next 200 days.

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

Employees

As of April 3, 2012 the Company and its subsidiaries had 6 full-time employees and 1 FTE contractor.  In addition, six directors provide certain services dedicated to current corporate and business development activities.  The Company’s future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense.  The Company’s employees are not represented by any collective bargaining unit and the Company believes that its relations with employees and contractors are good.

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

General Business Risk Factors

The Company is a development stage business with insignificant revenues to date so, the company may never be profitable.

The Company was organized as a corporation under the laws of the State of Nevada on July 31, 2001 and commenced its operations in August 2005.  The Company is considered to be in an early development stage with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.  Prior to fiscal year 2011, we had never generated any revenue so there is no assurance that the Company will ever operate profitably.  In 2011, the company reported $923,660 in revenues from the sales of the five Energy Neutral homes. Further, it has only a limited history upon which an evaluation of its prospects and future performance can be made.  The Company’s proposed operations are subject to all business risks associated with new enterprises.  The likelihood of the Company’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the expansion of a business in a competitive industry, including hiring and retaining skilled employees or contractors; responding to problems with licenses, permits, and operations; competing with established operators; and managing unanticipated location issues or design/engineering problems.  Since the commencement of operations through December 31, 2011, the Company has not recognized any significant revenues from its operational activities and suffered losses.  It is likely that the Company will continue to sustain more losses in the future.  There can be no assurance that the Company will ever operate profitably.  The Report of Independent Registered Public Accounting Firm to our December 31, 2011 consolidated financial statements includes an explanatory paragraph stating that the losses and negative cash flows from operations since inception and our limited working capital and cash flow equivalent balance as of December 31, 2011 raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertianity.

The Company may not be able to meet its financial needs and may encounter unexpected additional costs, which would prevent it from implementing its expansion strategy as planned or at all.

The Company plans to grow its business by investing in new plants and pursuing other business opportunities, including the planned construction of our Idaho nuclear plant which will initially require approximately $150 million just to complete the land and water rights acquisition and the NRC approval process.  Additional financing may be necessary to implement these expansion strategies, which may not be accessible or available on acceptable terms.  Any expansion may be financed with additional indebtedness or by issuing additional equity securities, which would further dilute shareholders’ interests.  In addition, as described below under the risk factor “The Company may be adversely affected by environmental, health and safety laws, regulations and liabilities,” Federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on our results of operations and financial position.  Any expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from existing operations.

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

Competing development projects could saturate the market and thereby diminish the resale value of the Company’s land.  As of March 28, 2012, the Company does not expect significant competition from other generation site development projects.  In the future, however, the Company will have no control over other competitive projects, if such develop.

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

The NRC has had virtually no new reactor licensing activity in the last 25 years.  In 2010, President Obama announced that his administration approved $8.3 billion loan guarantee to build the first domestic nuclear power plant at Plant Voltge in Waynseboro, Georgia.  Now there are proposals for as many as 30 to 35 new reactors.  If these are all filed in the next 3 to 5 years, the NRC may be overwhelmed.  Meritorious applicants may have to wait their turn, with potential adverse impacts on schedule and Project economics.

Inability to raise equity capital sufficient to take the project through the licensing process.

Management estimates that cost of obtaining licenses and permits needed for the Project will total $50.0 million. Delays and unforeseen technical issues could raise the cost of that process, and additional capital may be required to complete it.  The additional investment and the delay would reduce investor returns even if all needed permits are eventually issued.

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

The Company had minimum liquid assets as of December 31, 2011 relative to its potential capital requirements, and will be reliant upon stock and/or debt offerings to fund any kind of nuclear operations.  The only capital resources of the Company are its common stock. The monies raised by any private offering may not be sufficient for the continued proposed operations of the Company.  There is no assurance that additional monies or financing will be available in the future or, if available, will be at terms favorable to the Company.  The Company may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event that the Company is unsuccessful in repaying such loans. The Company has achieved no cash flows to date, and management foresees limited cash flows until any property it permits and acquires is sold, leased, or the asset is merged into an entity that will finance, own and  operate reactors at the Site.

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

Item 3.  Legal Proceedings

Class Action Litigation

On January 11, 2011, a class action lawsuit was filed in the U.S. District Court for the District of Idaho on behalf of purchasers of the common stock of the company between September 20, 2006 through December 14, 2010, against the company and certain of its officers and directors by Lance Teague. On March 7, 2011, plaintiff moved to appoint John O’Brien as Lead Plaintiff. The complaint alleged claims against the Company and certain of its senior officers and directors for violations of Section 10(b) of the Securities and Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder and claims against certain of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act. The complaint seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions, including reasonable costs and expenses, rescission, and other relief the Court deemed just and proper. The Company believes the lawsuit is without merit and intends to vigorously defend itself. No amounts have been recorded in the consolidated financial statements for this matter as the company believes it is too early in the proceedings to determine an outcome. Discovery in this case has not begun. The parties are meeting for a mediation session on April 2, 2012

Other Legal Proceedings

Currently, an action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our company, and certain of our officers and a director, violated the federal securities laws by making materially false and misleading statements, artificially inflating the company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC Action”). The company’s accounts were frozen on December 18, 2010 following the filing of the civil complaint by the SEC in connection with the SEC Action; however, after oral argument and the submission of lengthy papers, the Court ordered that the freeze be lifted but also requested that the parties reach agreement to provide the SEC some form of relief in so doing.  The parties reached an agreement that the Company shall report to the SEC on a monthly basis all if its expenses of $2,500 and above during the pendency of the litigation and further agreed not to violate any federal securities laws.

The Company is in the discovery phase and a trial is scheduled for October 2012.

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

Item 4.  Mine Safety Disclosures

Not applicable.
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

QUARTER ENDED	HIGH	LOW
December 31, 2011	$0.08	$0.04
September 30, 2011	$0.11	$0.05
June 30, 2011	$0.18	$0.07
March 31, 2011	$0.32	$0.06
December 31, 2010	$0.87	$0.08
September 30, 2010	$0.90	$0.42
June 30, 2010	$0.80	$0.11
March 31, 2010	$0.19	$0.09

Holders

There were approximately 826 holders of record of the Company’s common stock as of April 3, 2012.

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

Shares Eligible for Future Sale

The Company currently has 326,562,791 shares of common stock outstanding as of April 3, 2012.  A current shareholder who is an “affiliate” of the Company, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls,  is controlled by, or is under common control with the Company will be required to comply with the resale limitations of Rule 144. Of these shares, a total of 265,575,291 shares have been held for six months or more and are eligible for resale under Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about the Company. The volume limitations generally permit an affiliate to sell, within any three-month period, a number of shares that does not exceed the greater of 1% of the outstanding shares of common stock or the average weekly trading volume during the 4 calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least six months may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

Recent Sales of Unregistered Securities

During April 2011, we issued an aggregate of 100,000 shares of our common stock to a consultant in exchange for services rendered. The shares of common stock were issued at a price of $.10 per share or aggregate gross proceeds of $10,000.

During May 2011, we issued an aggregate of 1,750,000 shares of our common stock to board directors and a consultant for services rendered.  The shares of common stock were issued at a price of $.1031 per share or aggregate gross proceeds of  $180,500.

During June 2011, the Company and a consultant entered into an agreement to rescind 1,000,000 shares of common stock previously awarded to them.

During September 2011, we issued an aggregate of 25,000 shares of our common stock to a consultant in exchange for services rendered. The shares of common stock were issued at a price of $.10 per share or aggregate gross proceeds of $2,500.

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the year ended December 31, 2011.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial condition and results of Operations

Overview

The Company is in the business of serving the electric power generation industry by acquiring and developing nuclear plant sites and obtaining licenses for their construction and operation through its operating subsidiaries.  The Company’s management has experience in the nuclear industry, power generation, and facility development.  The Company formed Idaho Energy Complex and Reactor Land as its subsidiaries to manage and finance its business plan to develop a proposed site in Idaho for a reactor. Reactor Land began operations in September 2007, with the purpose of acquiring land and water rights, permits and licenses, development rights and such other property and services necessary to develop an energy complex in Idaho including one or more nuclear reactors (referred to as the “Project”).

In October 2009, the Company’s Energy Neutral subsidiary began construction on a model home to demonstrate that a competitively-priced and energy cost efficient home can be constructed using renewables. Construction of the first model home was completed in 2009, with construction of five additional homes completed during 2010 and early 2011. As noted above, we closed on the sale of all five of these homes in 2011. These homes serve to introduce Energy Neutral’s unique energy producing and saving features to a range of potential users. The Company used these homes to market its Energy NeutralTM packages and a new energy neutral subdivision in Idaho (in which five of these homes were constructed).  We hope to expand the Energy Neutral concept through licensing arrangements with third-parties in 2012.

In November 2007, we formed our wholly owned subsidiary, International Reactors, to assist developing countries with power generation, as well as the production of potable water.  This line of business is now being conducted by our wholly-owned subsidiary, Green World Water, Inc., an Idaho LLC founded in 2010, and International Reactors is inactive. Green World Water seeks to construct commercial nuclear reactors on oceanfront sites, particularly in Africa and western-friendly Middle Eastern countries to co-generate clean energy and desalinate water.  Green World Water believes that advanced nuclear technology can be used to address electrical energy needs while simultaneously producing fresh water from ocean intake.  The Company has an agreement with China National Nuclear Corporation (CNNC) to produce desalinization reactors in China to market on a worldwide basis.

Plan of Operations

The Company estimates that the total cost of the first phase of the Project will be approximately $150 million.  The initial $150 million is planned to be raised through the Reactor Land private placement, which shall result in the investors receiving in the aggregate approximately 10% ownership in the first reactor unit in the form of common stock.  Any shortfall will have to be funded through such things as debt financing, cost-sharing by contractors and suppliers, or public offering.

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

The intended use of the funds for the Reactor Land project is approximately 8% of the total shown below:

In millions
Payment to owner for site land	5
Payment for COLA plus 10% price escalation due to delays	50
Payments for third party project management, engineering and G&A	25
Additional water rights	20
Long lead time equipment deposit: reactor vessel and turbine	50
Total	$150

From inception through December 31, 2011, the Reactor Land Development private placement has raised gross proceeds of $1,000,000 in exchange for a 1% equity interest in Reactor Land.  If the Reactor Land Development private placement does not raise the entire $150 million listed above, the Company will seek to raise the remaining balance through a public or private equity offering.  The Company may adjust the budget categories in the execution of its permitting and development plans.  The above line items represent managements best estimates, none of the line items is to be considered fixed or unchangeable.

Although the Company reserves the right to reallocate the funds according to field experience, the Company believes that the net proceeds from the planned offering will be sufficient to fund its initial capital requirements for the next year for operations.  The foregoing assumes the offering will be fully subscribed, but there can be no assurance the Company will not require additional funds if unforeseen issues arise.  Any additional required funds over the maximum offering amount will need to be financed as a loan.  The availability and terms of any future financing will depend on market and other conditions. The amount of proceeds and uses are based upon the projections by management, which may also change according to unforeseen future events and market changes.  There are no commitments for loans as of Decembr 31, 2011.

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

Project Economics

The Company believes that if it is able to raise $150 million, it may develop a site licensed for construction of the advanced reactor by the end of 2015. The Company believes that by acquiring and  obtaining the required permits and approvals for the proposed site now, it will be able to offer a site and an NRC  license 3 to 4 years  sooner  than might  otherwise  be achievable, which will offer  additional value to the Idaho site due to earlier power generation/revenue potential of the site.

Results Of Operations

Year Ended December 31, 2011 Compared To Year Ended December 31, 2010

During the year ended December 31, 2011, we recognized revenue of $923,650 compared to no revenue for the year ended December 31, 2010 from our operational activities. The increase in revenues wad due to the sales of five Energy Neutral homes during 2011. During the year ended December 31, 2010, we incurred operating expenses of $3,918,247 compared to $8,634,438 during the year ended December 31, 2010. The decrease of $4,716,191 was a result of a significant decrease in the operational activities of the Company over the prior year, primarily related to decreases in consulting services, marketing, public relations, board/officer services and legal expenses related to the Project. During the year ended December  31, 2011,  we incurred the following  changes  in our operational expenses over the prior year.

	December 31, 2011	December 31, 2010	Increase or (Decrease)

Consulting services	$719,360	$3,716,830	$(2,997,470)
Marketing services	$6,740	$293,806	$(287,066)
Public relations	$77,430	$293,806	$(216,376)
Legal Fees	$506,499	$753,090	$(246,591)
Board/Officer Services	$790,941	$2,186,000	$(1,395,059)

During the year ended December 31, 2011, we incurred a net loss of $4,092,166 compared to a net loss of $8,487,722 in the year ended December 31, 2010.  The decrease of $4,395,556 in net losses was a result of the $4,716,191 decrease in operational expenses for the year ended December 31, 2011.  The Company’s basic and diluted loss per share was $0.01 in 2011 versus a basic and diluted loss per share of $0.03 in 2010.

Liquidity

At December 31, 2011, the Company had cash and cash equivalents of $268,691. Total current assets were $3,833,450 included monies held in escrow in the amount of $2,018,500 that were not available for working capital at December 31, 2011. Current liabilities were $102,782. The current assets exceeded current liabilities by $3,730,668.

Net cash used in operating activities during the year ended December 31, 2011 was $3,232,065 compared to net cash used in operating activities during the year ended December 31, 2010 of $2,930,100.

During the year ended December 31, 2011, the net cash used by operations represented $3,039,065, adjusted for certain non-cash items consisting of stock issued for services of $193,000.  During the year ended December 31, 2010, the net cash provided by operations represented $2,730,677 adjusted for certain non-cash items consisting of stock for services and for land contract option fees totaling $5,660,777.

During the year ended December 31, 2011 the net cash used by investing activities was $5,344,830 compared to net cash used in investing activities during the year ended December 31, 2010 of $7,407,043. The decrease was due to decreased purchases and sales of short term investments in 2011.

During the year ended December 31, 2011, the Company used $60,000 from its financing activities.  During the year ended December 31, 2010, the Company received $9,973,992 from its financing activities. The decrease of  $9,913,992 was due to no stock sales for cash in 2011.

During the year ended December 31, 2011, the Company the Company did not sell any shares of its restricted common stock. During the year ended December 31, 2010, the Company received cash of $9,973,992 from the sale of 134,051,642 shares of its restricted common stock.

During the year ended December 31, 2011, the Company issued 1,875,000 shares of its restricted common stock in exchange for services valued at $193,000.  Of such shares, 1,500,000 shares were issued to officers and directors in exchange for services valued of $153,000.

During the year ended December 31, 2010, the Company issued 54,136,041 shares of its restricted common stock in exchange for services valued at $5,094,064. During 2010, the Company issued 750,000 shares of its restricted common stock valued at $375,000 for two contract option fees.  Of such shares issued in exchange for services, 33,000,000 shares were issued to officers and directors in exchange for services valued at $1,800,000.

Going Concern

Alternate Energy Holdings, Inc’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $23,667,660 at December 31, 2011.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

The Company has identified the policies below as critical to the Company business operations and the understanding of the Company results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect Tombstone’s reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements beginning on page F-6 for the years ended December 31, 2011 and 2010. Note that the Company’s preparation of this document requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures deposit balances of up to $250,000 at December 31, 2011 and 2010.  The uninsured balances at December 31, 2011 and 2010 were $-0-.

Stock-Based Compensation

The Company’s non-employees, share-based expense is recorded in accordance with FASB ASC 505-50  The Company has not issued any stock options or stock warrants since its inception through December 31, 2011.

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

Management,  after  evaluating  the  effectiveness  of the Company’s  disclosure controls  and  procedures  as  defined in  Exchange  Act Rules  13a-14(c)  as of December 31, 2011 (the  “Evaluation  Date”)  concluded that as of the Evaluation Date, the Company’s  disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities,  particularly during the period in which this annual report was being prepared and that  information  required to be disclosed in our SEC reports is recorded,  processed,  summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the year ended December 31, 2011. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information as to persons who currently serve as the Company directors or executive officers, including their ages, as of April 2, 2012. There is no blood or other familiar relationship between or among or directors or executive officers.

NAME	AGE	POSITION
Donald Gillispie	67	President, Chief Executive Officer, Chairman, Director
Howard Butcher IV	75	Director
Rick J. Bucci	45	Vice President and Chief Financial Officer
Glenda Baskin Glover	58	Director
Kenneth A. Strahm Sr.	75	Director
James Ryan Holt	50	Director
Michael T. Coyle	68	Director

The Company’s officers are elected by the board of directors at the first meeting after each annual meeting of the Company’s shareholders and hold office until their successors are duly elected and qualified under the Company’s bylaws.

The directors named above (other than those who have since resigned) will serve until the next annual meeting of the Company’s stockholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement.  There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer. The directors of the Company devote part-time to the business affairs and the officers devote full-time to the business.

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

Rick J. Bucci, Vice President and Chief Financial Officer

Mr. Bucci, a certified public Accountant, has served as Chief Financial Officer of the Company since September 2007.  Mr. Bucci has 23 years of experience in the field of accounting and tax in various industries such as hospitality, construction, real estate development and banking.  Additionally, he served as CFO of two corporations, Veterans Outreach Center and Finger Lakes Family Care, Inc. His experience includes tax planning and preparation, audit services, financial statement preparation and presentation, bank financing and various consulting engagements.  Mr. Bucci currently owns and operates a Certified Public Accounting firm, Rick J. Bucci, CPA, which is licensed to practice public accounting in New York State and has over 350 clients.  He attended the State University of New York at Geneseo (1984 through 1988) where he received a Bachelor of Science in Accounting.

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

Glenda Baskin Glover, Director

Dr. Glover, who was appointed to our Board of Directors in June 2011, has been the Dean of the College of Business of Jackson State University since 1994.  From 1990 to 1994, she was the Chairperson of the Department of Accounting and an Assistant Professor at Howard University.  Dr. Glover has also recently served as a director of other public corporations. Dr. Glover has served on the board of directors of The Student Loan Corporation (1998-2011), where she most recently served as the Chair of the Audit Committee, as a member of the Compensation Committee, and as the financial expert to the board.  Dr. Glover also has served on the board of directors of The Lenox Group, Inc. (2006-2009) where she served as a member of the Audit Committee.  Dr. Glover was formerly the Chief Financial Officer and Senior Vice President of Metters Industries, Inc., an engineering and manufacturing company (1985-1990), and an accountant at Arthur Anderson & Co. (1976-1978).  Dr. Glover earned her BS in Mathematics from Tennessee State University in 1974, her MBA in Accounting from Clark-Atlanta University in 1976, her Ph.D. in economics and business from George Washington University in 1990, and her J.D. from Georgetown University Law Center in 1994.  Dr. Glover is also a Certified Public Accountant.

Michael T. Coyle, Director

Rear Admiral Coyle, who was appointed to our Board of Directors in February 2012, served over thirty-three years as a United States Naval Officer where he gained extensive experience in operations, engineering and maintenance of nuclear and conventional power systems. In addition, Rear Admiral Coyle has in excess of eleven years of senior manager and executive experience in the commercial nuclear power field and two and a half years as a Department of Energy contractor.  Rear Admiral Coyle currently serves as Manager of Nuclear Safety, Quality Culture and Commissioning Support for the Hanford Waste Treatment and Immobilization Plant Project in Richland, Washington, a position he has held since 2009.  From 2006 to 2009, Rear Admiral Coyle served as Vice President of Special Projects for Exelon Nuclear, where his responsibilities included operation of Exelon’s six nuclear reactors in the Mid-Atlantic Region and preparations for operational safety inspections for all ten Exelon reactors in the Mid-Atlantic and Midwest regions.  From 2004 to 2006, Rear Admiral Coyle was Vice President of Operations for the Nuclear Energy Institute in Washington, DC.  Rear Admiral Coyle earned his BS in Engineering and Naval Science from the U.S. Naval Academy in 1954 and his MS in Mechanical Engineering from the U.S. Naval Postgraduate School in 1976.  Rear Admiral Coyle also completed the Pennsylvania State University Executive Management Program in 1984, received Naval Nuclear Propulsion Training from 1965 to 1966 and completed U.S. Navy Engineering Duty Officer School Basic and Senior Courses and U.S. Navy Submarine Officer School.

James Ryan Holt, Director

James Ryan Holt, who was appointed to our Board of Directors in February 2012,  is a successful Idaho business man has been the owner and operator of an independent insurance agency in Fruitland, Idaho, for the past seven plus years and prior to starting his own agency was an insurance agent with State Farm Insurance from 1996 to 2003.  Prior to joining State Farm Insurance, Mr. Hold was in sales for MCI Communications McCaw Communications and Cellular One.  Mr. Holt earned his bachelors degree in Business Administration/Finance from Boise State University in 1987.

Howard Butcher IV, Director

Mr. Howard Butcher, IV, who was appointed to our Board of Directors in March 2012, has over fifty years of experience as an advisor or principal in corporate finance, venture capital and investment and corporate management across a broad range of industries, including the energy, natural resources and power generation industries.  Mr. Butcher is currently the Secretary and a member of the Board of Directors of Butcher Energy, Inc., positions he has held since the early 1990’s.  Butcher Energy is a privately owned energy firm focused on oil and gas exploration and development, wind and solar farm development in Texas and other alternative energy projects, but not limited to these fields.  Mr. Butcher is also currently a Vice President and a member of the board of directors of Philadelphia Bourse, Inc., positions he has held since before 1990. Philadelphia Bourse, Inc. is a privately owned holding company which owns operating companies in various industries, including electrical contracting and propeller design, manufacturing and distribution.  Mr. Butcher attended the University of Pennsylvania

Involvement in Certain Legal Proceedings

Currently, an action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our company, and certain of our officers and directors, including our President, CEO and director, Donald Gillispie, violated the federal securities laws by issuing materially false and misleading statements, artificially inflating the company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC Action”). The company’s accounts were frozen on December 18, 2010 following the filing of the civil complaint by the SEC in connection with the SEC Action; however, a federal judge subsequently dropped the freeze on all of the company’s assets on February 4, 2011.  In connection with the SEC Action, and the dropping of the asset freeze, Mr. Gillispie agreed to an order pursuant to which he agreed not to violate Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 there under, and Section 16(a) of the Exchange Act and Rule 16a-3 there under.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2011, and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended December 31, 2011, the Company has determined that the following Reporting Persons have failed to comply with the Section 16(a) of the Exchange Act on a timely basis.

Committees of the Board of Directors

The Board of Directors has four standing committees: the Executive Committee the Audit Committee, the Compensation Committee and the Governance and Nominating Committee.  Each of the four committees maintains a written charter approved by the Board of Directors.  The following is a summary of our fourstanding committees:

Executive Committee

Members of the Company’s Executive Committee are Kenneth A Strahm Sr. (Chairman) and Donald Gillispie.

Audit Committee

The Board of directors formed an audit committee in March 2007.  Due to board turnover the only current members of the Audit Committee are Glenda Baskin Glover and Howard Buthcher IV.  The audit committee is comprised solely of directors who are independent and financially literate, as required by the Securities Exchange Act of 1934.  At least one member of the committee has accounting or related financial management expertise. The purpose of the Audit Committee is to represent and assist the Board of Directors in its general oversight of the Company’s accounting and financial reporting processes, audits of the financial statements, and internal control and audit functions.

Compensation Committee

The Board of Directors formed the Compensation Committee and adopted a formal written charter in January 2012.  The members of the Compensation Committee presently are Dr. Glover and Mr. Strahm (Chairman). The purpose of the Compensation Committee is to represent and assist the Board of Directors to discharge the responsibilities of the Company’s Board of Directors relating to compensation of the Company’s executives, to produce an annual report on executive compensation for inclusion in the Company’s proxy statement, and to oversee and advise the Board of Directors of the Company on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans.

Governance and Nominating Committee

The Board of Directors formed the Governance and Nominating Committee and adopted a formal written charter in January 2012.  The members of the Governance and Nominating Committee are Dr. Glover and Mr. Strahm (Chairman).  The purpose of the Governance and Nominating Committee is to determine the slate of director nominees for election to the Company’s Board of Directors, to identify and recommend candidates to fill vacancies occurring between annual general meetings, to review, evaluate and recommend changes to the Company’s Corporate Governance Guidelines, and to review the Company’s policies and programs that relate to matters of corporate responsibility, including public issues of significance to the Company and its stockholders.

Previous “Blank Check” or “Shell” Involvement

Management of the Company has not been involved in prior private “blank-check” or “shell” companies.

Conflicts of Interest – General

Certain officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions.  In addition, officers and directors of the Company may in the future participate in business ventures, which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms- length transactions may also arise in the future in the event the Company’s officers or directors are involved in the management of any firm with which the Company transacts business. The Company’s Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other companies with which the Company’s officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997.

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

Item 11. Executive Compensation

The following table sets forth the compensation (including salary, bonus, and certain other compensation) paid to the officers during the fiscal years ended December 31, 2011 and 2010.

Summary Executives Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other compensation ($)	Total ($)
Donald Gillispie, President CEO, Chairman and Director (1)	2011	0	0	-0-	0	$476,200	476,200
	2010	0	0	1,050,000	0	$393,200	1,443,200

Rick J. Bucci, Vice President, Chief Financial Officer (2)	2011	165,000	0	-0-	0	-0-	165,000
	2010	0	0	450,000	0	0	450,000

(1)
During the year ended December 31, 2011, Mr. Gillispie did not receive any shares of common stock as compensation for his services; and $476,200 of other compensation. During the year end December 31, 2010, Mr. Gillispie received 15,000,000 shares of common stock at $.05 per share as compensation for his services. With respect to amounts representing other compensation for the years ended December 31, 2011 and 2010, $476,200 and $393,200, respectively, represent amounts paid to Energy Executives, LLC and Professional Energy Consulting, LLC, Mr. Gillispie’s consulting business. Mr. Gillispie is paid by us as an independent contractor.

(2)
During the year ended December 31, 2011, Mr. Bucci received compensation of $165,000 for his services and did not receive any common stock. During the year ended December 31, 2010, Mr. Bucci received 7,000,000 shares of common stock valued at $.05 per share and 1,000,000 shares of common stock valued at $.10 per share as compensation.

Option/SAR Grants in the Last Fiscal Year

The Company does not have a stock option plan as of the date of this annual report.  There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2011 and 2010.

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

Compensation Committee Report

The board of directors has reviewed and discussed the following with the management:

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

The following table sets forth the director compensation of our non-employee directors of during the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Total ($)
John Franz (2)	0	30,000	0	30,000
Kenneth Strahm	0	30,000	0	30,000
Ralph Beedle (2)	0	30,000	0	30,000
Glenda Baskin Glover	0	33,000	0	33,000
Mike Sellman (2)	0	30,000	0	30,000

(1)
During the year ended December 31, 2011, Mr. Franz, Mr. Strahm, Mr. Beedle, Ms. Baskin Glover, and Mr. Sellman each received 300,000 shares of the Company’s common stock value at $.10 and .11 per share for their services as non-employee directors.

(2)	Mr. Franz and Mr. Beedle resigned from the Board of Directors in February 2012 and Mr. Sellman resigned from the Board of Directors in March 2012.

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

The information below is based on the number of shares of the Company’s common stock that the Company believes was beneficially owned by each person or entity as of April 3, 2012

1. Name and Address of Beneficial Owner(1)	Number of Common Stock Beneficially Owned(2)	Percent of Class Beneficially Owned
Donald Gillispie, President, CEO, Chairman and Director	42,637,500	13.1%
Michael T. Coyle, Director	200,000	*
Rick J. Bucci, Vice President and Chief Financial Officer(3)	14,029,726	4.3%
Glenda Baskin Glover, Director	300,000	*
Kenneth A. Strahm, Sr., Director	2,800,000	*
James Ryan Holt, Director	200,000	*
Howard Butcher IV, Director	200,000	*
All directors and executive officers as a group (6 persons)	60,367,226	18.49%
*           Less than 1%.
(1)        Except as noted above the business address for all listed individuals or entities is 911 E. Winding Creek Dr., Suite 150, Eagle, ID 83616.
(2)        On April 3, 2012, the Company had authorized common stock of 500,000,000, with 326,562,791 shares of its common stock issued and  outstanding.
(3)        14,025,000 shares held directly; 4,726 held indirectly through spouse.

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

Item 13. Certain Relationships and Related Transactions

Not Applicable.

Item 14. Principal Accounting Fees and Services

EFP Rotenberg, LLP is the Company’s independent registered public accounting firm.  The Company’s Board of Directors has considered whether the provisions of audit services are compatible with maintaining EFP Rotenberg, LLP’s  independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2011 and December 31, 2010 by EFP Rotenberg, LLP:

	Year Ended December 31,
	2011	2010
Audit Fees	$56,439	$24,300
Audit-related Fees	$6,618	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$63,057	$24,300
All audit work was performed by the firm's full-time employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following is a complete list of exhibits filed as part of this Form 10K.  Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)  Audited financial statements for years ended December 31, 2011 and 2010, and the period from inception up to December 31, 2011, attached hereto from F-1 to F-12.

(b)

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of CorpTran Support, Inc. - 7/31/01 (1)
3.2	Certificate of Amendment - CorpTran Support, Inc. - 10/13/04(Stock amount changed to 75,000,000 @ $.001) (1)
3.3	Certificate of Amendment - Name change to dRx, Inc. - 12/15/04 (1)

3.4	Certificate of Amendment - Name change to Nussentials Holding, Inc. - 6/24/05 (1)
3.5	Certificate of Amendment - Name change to Alternate Energy Holdings, Inc. - 9/13/06 (1)
3.6	Certificate of Amendment - Alternate Energy Holdings, Inc. - 8/19/08 (Stock amount changed to 150,000,000 @ $.001) (1)
3.7	Bylaws of CorpTran Support, Inc. (1)
10.1	Land Purchase Agreement (1)
10.2	Construction Loan Letter (1)
10.3	Agreement to cooperate in the development of Joint Venture Agreement with the Nuclear Power Institute of China. -12/12/09 (2)
16	Changes in Registrant's Certifying Accountant – 10/01/09 (3)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference from the exhibits included in the Company’s Form 10-12(g) filed with the Securities and Exchange Commission (www.sec.gov), dated October 1, 2008.
(2)	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated December 17, 2009.
(3)	Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the Securities and Exchange Commission (www.sec.gov), dated October 10, 2009.

*
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

Alternate Energy Holdings, Inc.

By: /s/ Donald L. Gillispie Donald L. Gillispie President, Chief Executive Officer and Director (principal executive officer)	Dated: April 3, 2012

By: /s/ Rick J. Bucci Rick J. Bucci Vice-President and Chief Financial Officer (principal accounting officer)	Dated: April 3, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald L. Gillispie Donald L. Gillispie, President, CEO, COO and Director	Dated: April 3, 2012
/s/ Michael T. Coyle Michael T. Coyle, Director	Dated: April 3, 2012
/s/ Kenneth A. Strahm, Sr. Kenneth A. Strahm, Sr., Director	Dated: April 3, 2012
/s/ Howard Butcher, IV Howard Butcher, IV, Director	Dated: April 3, 2012
/s/ Glenda Glover Baskin Glenda Glover Baskin, Director	Dated: April 3, 2012
/s/ James Ryan Holt James Ryan Holt, Director	Dated: April 3, 2012

Alternate Energy Holdings, Inc.

Index to Consolidated Financial Statements

—INDEX—
Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets
December 31, 2011 and 2010	F-3

Income Statements
Years ended December 31, 2011 and 2010, and the period from inception (August 29, 2005) through December 31, 2011	F-4

Statements of Changes in Stockholders’ Equity
Years ended December 31, 2011 and 2010, and the period from inception (August 29, 2005) through December 31, 2011	F-5 – F-7

Statements of Cash Flows
Years ended December 31, 2011 and 2010, and the period from inception (August 29, 2005) through December 31, 2011	F-8

Notes to Consolidated Financial Statements	F-9 – F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
   Stockholders of Alternate Energy Holdings, Inc
   (a development stage company)

We have audited the accompanying consolidated balance sheets of Alternate Energy Holdings, Inc (a development stage company) as of December 31, 2011 and 2010, and the related consolidated statements of income, change in stockholders’ equity, and cash flows for each of the years in the  two-year period ended December 31, 2011 and for the period from inception (August 29, 2005) through December 31, 2011.  Alternate Energy Holdings, Inc’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternate Energy Holdings, Inc as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the  two-year period ended December 31, 2011 and for the period from Inception (August 29, 2005) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 12.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
April 3, 2012

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,  2011 AND 2010

ASSETS

	2011	2010
CURRENT ASSETS:
Cash and Cash Equivalents	$268,691	$234,426
Cash - Escrow	2,018,500	-
Prepaid Expenses	5,604	-
Short-Term Investments	1,540,655	6,916,498

Total Current Assets	3,833,450	7,150,924

PROPERTY AND EQUIPMENT - Net	61,099	70,595

OTHER ASSET
Assets Held for Sale - Energy Neutral Model Home	-	278,000
Construction in Progress - Energy Neutral Homes	-	298,657
Security Deposit	-	3,000
Total Other Assets	-	579,657

TOTAL ASSETS	$3,894,549	$7,801,176

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$102,782	$166,577
Due to Employee	-	60,000
Accrued Payroll	-	25,000

Total Current Liabilities	102,782	251,577

STOCKHOLDERS' EQUITY:
Common Stock, par value $.001, 500,000,000 shares authorized; 325,962,791 issued and 325,562,791 outstanding and 325,087,791 issued and 324,687,791 outstanding, respectively	325,963	325,088
Additional Paid in Capital	27,255,903	27,063,778
Accumulated Other Comprehensive Income (Loss)	(102,439)	(243,773)
Treasury Stock (400,000 shares at cost)	(20,000)	(20,000)
Deficit Accumulated During Development Stage	(23,667,660)	(19,575,494)

Total Stockholders' Equity	3,791,767	7,549,599

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,894,549	$7,801,176

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED INCOME STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2011

	Year Ended	Year Ended	Inception to
	December 31	December 31	December 31
	2011	2010	2011

REVENUES	$923,650	$-	$923,650

COST OF SALES	929,237	-	929,237

GROSS PROFIT	(5,587)	-	(5,587)

OPERATING EXPENSES:
General and Administrative Expenses	3,918,247	8,634,438	24,676,238

NET LOSS FROM OPERATIONS	(3,923,834)	(8,634,438)	(24,681,825)

OTHER INCOME (EXPENSE)
Investment Income	276,664	132,766	441,617
Miscellaneous Income	-	3,707	9,186
(Loss) Gain on Sales of Investments	(444,948)	149,136	(294,185)
Impairment on Deposit	-	(100,000)	(100,000)
Impairment on Asset Held for Sale	-	(38,419)	(38,419)
Interest Expense	(48)	(474)	(4,034)
Total Other Income (Expense)	(168,332)	146,716	14,165

LOSS BEFORE NON-CONTROLLING INTEREST IN VARIABLE INTEREST ENTITY	(4,092,166)	(8,487,722)	(24,667,660)

Non-Controlling Interest in Variable Interest Entity	-	-	1,000,000

Net Loss	$(4,092,166)	$(8,487,722)	$(23,667,660)

BASIC AND DILUTED
NET LOSS PER COMMON STOCK	$(0.01)	$(0.03)	$-

WEIGHTED AVERAGE SHARES OUTSTANDING	325,717,999	279,132,742	-

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2011

						Accumulated
		Number of		Additional		Other
	Price per	Common	Common	Paid in	Treasury	Comprehensive	Net
	Share	Shares Issued	Stock	Capital	Stock	Income	Loss	Total
Founder Shares issued August 29, 2005	-	14,800,000	$14,800	$(14,800)	$-	$-	$-	$-
Issuance of Common Stock for Services
October	0.0176	3,249,999	3,250	54,250	-	-	-	57,500
Amortization of common stock for services
October		-	-	8,750	-	-	-	8,750
November		-	-	8,750	-	-	-	8,750
December		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Payables:
September	0.0417	600,000	600	24,400	-	-	-	25,000
November	0.0500	300,000	300	14,700	-	-	-	15,000
Net Loss		-	-	-	-	-	(100,692)	(100,692)
Balances, December 31, 2005		18,949,999	18,950	104,800	-	-	(100,692)	23,058
Nussential Holdings Inc. shareholdersprior to merger	-	4,252,088	4,252	(4,252)	-	-	-	-
Issuance of Common Stock for Services
September	1.0077	1,149,999	1,150	1,157,599	-	-	-	1,158,749
November	0.9000	100,000	100	89,900	-	-	-	90,000
Amortization of common stock for services
January		-	-	8,750	-	-	-	8,750
February		-	-	8,750	-	-	-	8,750
March		-	-	8,750	-	-	-	8,750
April		-	-	8,750	-	-	-	8,750
May		-	-	8,750	-	-	-	8,750
June		-	-	8,750	-	-	-	8,750
July		-	-	8,750	-	-	-	8,750
August		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Cash
March	0.0500	1,000,000	1,000	49,000	-	-	-	50,000
May	0.0500	400,000	400	19,600	-	-	-	20,000
June	0.0500	100,000	100	4,900	-	-	-	5,000
October	0.6465	273,000	273	176,227	-	-	-	176,500
November	0.3333	116,000	116	38,550	-	-	-	38,666
December	0.4244	75,000	75	31,758	-	-	-	31,833
Purchase of Treasury Stock		-	-	-	(20,000)	-	-	(20,000)
Net Loss		-	-	-	-	-	(1,394,711)	(1,394,711)
Balances, December 31, 2006		26,416,086	26,416	1,738,082	(20,000)	-	(1,495,403)	249,095
Issuance of Common Stock for Services
February	0.5000	920,000	920	459,080	-	-	-	460,000
March	0.5000	300,000	300	149,700	-	-	-	150,000
April	0.2500	100,000	100	24,900	-	-	-	25,000
June	0.2500	550,000	550	136,950	-	-	-	137,500
August	0.4000	531,552	532	212,089	-	-	-	212,621
September	0.1055	4,583,200	4,583	478,697	-	-	-	483,280
October	0.4000	366,400	366	146,194	-	-	-	146,560
November	0.1453	457,000	457	65,943	-	-	-	66,400
December	0.1000	57,500	58	5,692	-	-	-	5,750
Issuance of Common Stock for Cash
January	0.5300	23,000	23	12,227	-	-	-	12,250
February	0.5000	55,000	55	27,445	-	-	-	27,500
March	0.5000	10,000	10	4,990	-	-	-	5,000
April	0.4000	25,000	25	9,975	-	-	-	10,000
May	0.2500	206,000	206	51,294	-	-	-	51,500
June	0.2389	180,000	180	42,820	-	-	-	43,000
July	0.2500	2,591,000	2,591	645,159	-	-	-	647,750
August	0.2494	2,521,036	2,521	626,238	-	-	-	628,759
September	0.2500	64,000	64	15,936	-	-	-	16,000
October	0.2500	20,000	20	4,980	-	-	-	5,000
November	0.2000	287,500	287	57,213	-	-	-	57,500
December	0.1000	2,451,000	2,451	242,649	-	-	-	245,100
Net Loss		-	-	-	-	-	(3,394,200)	(3,394,200)
Balances, December 31, 2007		42,715,274	$42,715	$5,158,253	$(20,000)	$-	$(4,889,603)	$291,365

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2011

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

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2011

						Accumulated
		Number of		Additional		Other
	Price per	Common	Common	Paid in	Treasury	Comprehensive	Net
	Share	Shares Issued	Stock	Capital	Stock	Income	Loss	Total
Issuance of Common Stock for Services
January	0.0500	17,500,000	17,500	857,500	-	-	-	875,000
February	0.0500	20,475,200	20,475	1,003,285	-	-	-	1,023,760
March	0.0500	1,307,546	1,308	64,069	-	-	-	65,377
April	0.0500	735,800	735	36,055	-	-	-	36,790
May	0.1000	100,000	100	9,900	-	-	-	10,000
June	0.1000	5,500,000	5,500	544,500	-	-	-	550,000
July	0.1500	5,854,465	5,854	872,316	-	-	-	878,170
August	0.5000	462,000	462	230,538	-	-	-	231,000
October	0.7000	145,000	145	101,355	-	-	-	101,500
November	0.7365	2,056,030	2,056	1,512,124	-	-	-	1,514,180
Issuance of Common Stock for Contract Option Fee
August	0.4000	500,000	500	199,500	-	-	-	200,000
September	0.7000	250,000	250	174,750	-	-	-	175,000
Issuance of Common Stock for Cash
January	0.0500	4,691,240	4,691	229,871	-	-	-	234,562
February	0.0500	42,188,960	42,189	2,067,259	-	-	-	2,109,448
March	0.0500	30,048,710	30,049	1,472,387	-	-	-	1,502,436
April	0.0500	4,610,000	4,610	225,890	-	-	-	230,500
May	0.1000	44,028,600	44,029	4,358,831	-	-	-	4,402,860
June	0.1000	7,348,580	7,349	727,509	-	-	-	734,858
July	0.4000	65,000	65	25,935	-	-	-	26,000
August	0.5000	425,000	425	212,075	-	-	-	212,500
September	0.7400	223,547	224	165,200	-	-	-	165,424
October	0.7000	279,145	279	195,123	-	-	-	195,402
November	0.7000	142,860	143	99,859	-	-	-	100,002
Comprehensive Loss:
Unrealized Loss on Short-Term Investments		-	-	-	-	(243,773)	-	(243,773)
Net Loss		-	-	-	-	-	(8,487,722)	(8,487,722)
Total Comprehensive Loss		-	-	-	-	-	-	(8,731,495)
Balance - December 31, 2010		325,087,791	$325,088	$27,063,778	$(20,000)	$(243,773)	$(19,575,494)	$7,549,599

Issuance of Common Stock for Services
April	0.1000	100,000	100	9,900	-	-	-	10,000
May	0.1031	1,750,000	1,750	178,750	-	-	-	180,500
September	0.1000	25,000	25	2,475	-	-	-	2,500
Cancellation of Common Stock for Services
June	0.7300	(1,000,000)	(1,000)	1,000	-	-	-	-
Comprehensive Loss:
Unrealized Gain on Short-Term Investments		-	-	-	-	141,334	-	141,334
Net Loss		-	-	-	-	-	(4,092,166)	(4,092,166)
Total Comprehensive Loss		-	-	-	-	-	-	(3,950,832)

Balance - December 31, 2011		325,962,791	$325,963	$27,255,903	$(20,000)	$(102,439)	$(23,667,660)	$3,791,767

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH DECEMBER 31, 2011

	Year Ended	Year Ended	Inception to
	December 31	December 31	December 31
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,092,166)	$(8,487,722)	$(23,667,660)
Adjustments to reconcile Net Loss to Net Cash
Used by Operating Activities -
Common Stock Issued for Services	193,000	5,285,777	12,629,836
Common Stock Issued for Contract Option Fee	-	375,000	400,000
Loss from Variable Interest Entity	-	-	(1,000,000)
Impairment on Asset Held for Sale	-	38,419	38,419
Depreciation	14,900	8,894	23,794
Loss (Gain) on Sales of Investments	444,948	(149,136)	294,185
Change in operating Assets and Liabilities -
Deposits	3,000	100,000	-
Prepaid Expenses	(5,604)	11,220	(5,604)
Construction in Progress - Energy Neutral Homes	298,657	(298,657)	-
Accounts Payable	(63,800)	161,105	102,777
Accrued Payroll	(25,000)	25,000	-
Total Adjustments	860,101	5,557,622	12,483,407
Net Cash Used by Operating Activities	(3,232,065)	(2,930,100)	(11,184,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(5,404)	(79,489)	(84,893)
Purchase of Short-Term Investments	(1,615,300)	(14,096,925)	(15,712,225)
Proceeds from Sale of Short-Term Investments	6,687,534	7,047,371	13,736,532
Proceeds from Sale of Energy Neutral Model Home	278,000	-	278,000
Purchase of Energy Neutral Model Home	-	(278,000)	(278,000)
Net Cash Provided (Used) by Investing Activities	5,344,830	(7,407,043)	(2,060,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of Cash for Common Stock	-	9,913,992	14,552,030
Proceeds from Short-Term Borrowings	-	-	50,582
Payments on Short-Term Borrowings		-	(50,582)
Cash - Esrow	(2,018,500)	-	(2,018,500)
Cash Received from Non-Controlling Members	-	-	1,000,000
Purchase of Treasury Stock	-	-	(20,000)
Advance from Related Party	106,914	-	106,914
Payment to Related Party	(106,914)	-	(106,914)
Payment to Employee	(60,000)	-	(60,000)
Advance from Employee	-	60,000	60,000
Net Cash (Used) Provided by Financing Activities	(2,078,500)	9,973,992	13,513,530

NET INCREASE(DECREASE) IN CASH	34,265	(363,151)	268,691

CASH - BEGINNING	234,426	597,577	-

CASH - ENDING	$268,691	$234,426	$268,691

Supplemental Disclosures:
Cash paid for Income Taxes	$-	$-	$-
Cash paid for Interest	$48	$474	$4,034

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

Our Company

As noted above, we are a holding company comprised of 5 operating corporate entities: Idaho Energy Complex, LLC, Reactor Land Development, LLC, Energy Neutral, LLC, Energy Neutral Development, LLC and Green World Water, LLC (which was formed in 2010, and has succeeded to the business formerly conducted by a fifth, inactive subsidiary, International Reactors Incorporated).

Idaho Energy Complex, LLC

Idaho Energy, an Idaho corporation and 100% wholly-owned subsidiary of the Company that was formed in March 2007, is a proposed $10 billion nuclear complex near Payette, Idaho.  Idaho Energy is the manager of Reactor Land, a Delaware limited liability company that is attempting to obtain funding for the nuclear facility land, water rights and NRC operating license.  Five thousand acres have been dedicated to the Project, which will provide enough electricity to power Idaho’s growth, as well as generate income through the sale of power to out-of-state markets.  The Payette facility will feature a new advanced nuclear reactor design that does not require large amounts of water for cooling.   The Company plans to build up to six advanced reactors at Idaho Energy and operate as an Independent Power Production (“IPP”).  .

Reactor Land Development, LLC

Reactor Land Development, LLC, a 99% owned subsidiary of Idaho Energy, is a Delaware limited liability company.  Reactor Land Development, LLC began operations in September 2007, with Idaho Energy as its manager.  Its purpose is to acquire funding for land and water rights, permits and licenses, development rights and such other properties and services necessary to develop approved sites in Idaho for one or more nuclear reactors.

Energy Neutral, LLC

Energy Neutral™, a 100% wholly-owned subsidiary of the Company, assists homeowners, businesses and farmers to operate with minimal or no reliance on the electrical grid.  Energy Neutral’s primary services are:  design and construction of residential “energy neutral” homes, evaluating existing homes, businesses and farms for conservation and renewable energy potential; drafting plans to attain or approach energy neutrality; and working with wind, conservation and solar suppliers and installers to install products in the marketplace.   During 2010 and early 2011, Energy Neutral completed construction of six “energy neutral” homes in Boise, Idaho, which feature unique design elements as well as standard “energy neutral” elements, including the Energy Star certification and solar power generation.   As noted above, five homes were sold during the year of 2011, representing our first revenues, for gross sales proceeds of approximately $923,650. We plan to begin franchising the concept to developers and builders in a few select markets starting this year through Energy Neutral Development, LLC, a wholly owned subsidiary of Energy Neutral Group, LLC.

Green World Water, LLC

Green World Water,™ a 100% wholly-owned subsidiary of the Company was formed in 2010 to assist developing countries with power generation, as well as the production of potable water.  Green World Water has succeeded to the business of another Company subsidiary, International Reactors Incorporated, a Nevada corporation, which was formed in November 2007 but now is inactive.  Green World Water seeks to construct commercial nuclear reactors on oceanfront sites, particularly in Africa and western-friendly Middle Eastern countries to co-generate clean energy and desalinate water.  Green World Water believes that advanced nuclear technology can be used to address electrical energy needs while simultaneously producing fresh water from ocean intake.  The Company has an agreement with China National Nuclear Corporation (CNNC) to produce desalinization reactors in China to market on a worldwide basis. The Company is currently marketing these reactors in the middle east and Africa.

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

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures balances of up to $250,000 per institution at December 31, 2011 and December 31, 2010.   The uninsured balances at December 31, 2011 and December 31, 2010 was $-0-.

Basic and Diluted Net Loss per Share

Basic and diluted net loss per share calculations are presented in accordance with FASB ASC 260-10 and are calculated on the basis of the weighted average number of common shares outstanding during the year.  They include the dilutive effect of common stock equivalents in years with net income.  Basic and diluted net loss per share is the same due to the absence of common stock equivalents.

Stock Based Compensation

Alternate Energy Holdings, Inc.’s non-employees, share-based expense is recorded in accordance with FASB ASC 505-50. Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through December 31, 2011.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss).  Other Comprehensive income (loss) is primarily the result of unrealized gains and losses on Short-Term investments.  The following table set forth the components of comprehensive income (loss):

	Year Ended
	December 31,
	2011	2010
Net Loss	$(4,092,166)	$(8,487,722)
Unrealized Loss on Short-Term Investments	(102,439)	(243,773)
Comprehensive Income	$(4,194,605)	$(8,731,495)

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

NOTE 2 - INCOME TAXES

Alternate Energy Holdings, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  Alternate Energy Holdings, Inc. incurred net losses in the year ending December 31, 2011 and 2010 and therefore, has no tax liability.  The deferred tax asset generated by the carry-forward is approximately $ 16,597,150 at December 31, 2010 and will expire in 2029.

Components of deferred tax assets at December 31, 2011 are as follows:

Deferred tax asset – net operating loss Carry-forwards	$16,597,150
Valuation Allowance	(16,597,150)
Net deferred tax asst	$-0

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

The reconciliation of the effective income tax rate of the Company to the statutory income tax rate for the fiscal year ended on December 31, 2011 and 2010 is as follows:

	2011	2010
Federal Income Tax Rate	34%	34%
State Income Tax Rate	0%	0%
Increase in Valuation Allowance	(34%)	(34%)
Effective Tax Rate	0%	0%

NOTE 3 - COMMON STOCK

During 2006, Alternate Energy Holdings, Inc.
-	Issued 4,252,088 shares of common stock to the Nussential Holdings shareholders in the reverse merger – See Note 1 for the details.
-	Issued 1,249,999 shares of common stock valued at $ 1,318,749 for services.
-	Issued 1,964,000 shares of common stock for cash received in the amount of $ 321,999.
-	Purchase 400,000 shares of treasury stock for cash in the amount of $ 20,000.
During 2007, Alternate Energy Holdings, Inc.
-	Issued 7,865,652 shares of common stock valued at $ 1,687,111 for services.
-	Issued 8,433,536 shares of common stock for cash received in the amount of $ 1,749,359.
During 2008, Alternate Energy Holdings, Inc.
-	Issued 24,762,049 shares of common stock valued at $ 2,587,558 for services.
-	Issued 10,709,717 shares of common stock for cash received in the amount of $ 1,106,355.
During 2009, Alternate Energy Holdings, Inc.
-	Issued 28,282,532 shares of common stock valued at $ 1,433,891 for services.
-	Issued 500,000 shares of common stock valued at $25,000 for a contract option fee.
-	Issued 29,180,536 shares of common stock for cash received in the amount of $ 1,460,325.

ALTERNATE ENERGY HOLDINGS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK - continued

During 2010, Alternate Energy Holdings, Inc.
-	Issued 54,136,041 shares of common stock valued at $ 5,094,064 for services.
-	Issued 750,000 shares of common stock valued at $375,000 for two contract option fees.
-	Issued 134,051,642 shares of common stock for cash received in the amount of $9,913,992.
During 2011, Alternate Energy Holdings, Inc.
-	Issued 1,875,000 shares of common stock valued at $193,000 for services.
-	Cancelled 1,000,000 shares of common stock.
-	In June 2011, the Company and a consultant entered into an agreement to rescind 1,000,000 shares of common stock previously awarded to them
-	Issued 25,000 shares of common stock valued at $25,000 for services

NOTE 4 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a two year lease and a home/office on a month-to-month basis under another lease. The two year lease is dated April 1, 2010 and expires April 30, 2012 and requires monthly payments of $2,000.  Rent expense for the years ending December 31, 2011 and 2010 was $37,000 and $59,960, respectively. The following is a schedule of future minimum payments under the operating lease for the year ended December 31, 2011:

For the year Ended December 31
2012	8,000
Total	$8,000

Alternate Energy Holdings, Inc. has entered into three contracts dated December 11, 2009, August 10, 2010 and September 10, 2010 to purchase land in Idaho. This option holds the contract open until December 18, 2010, January 10, 2012 and September 10, 2011, respectively.  The option dated September 10, 2010 was extended six months at a cost of a $500,000 nonrefundable deposit.  The other two options were extended in December 2011 at a cost of a $400,000 nonrefundable deposits. The expenses of the other contracts are shown as Issuance of Common Stock for Option Fee on the Stockholder’s Equity statement.

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

The consolidated financial statements includes the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under “Non-Controlling Interest in Variable Interest Entity” in the accompanying consolidated income statement.  Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at December 31, 2011 and December 31, 2010, respectively.

NOTE 6 – ESCROW

Cash in escrow represents monies held in escrow for a potential funding arrangement that did not materialize. The deposit was returned in January 2012.

NOTE 7 – ASSET HELD FOR SALE

Alternate Energy Holdings, Inc has constructed a model home to demonstrate that a competitively priced and energy cost efficient home can be constructed using energy-efficient techniques.  The home creates more power than its uses on a month-to-month basis. The home is to be used to market the Energy Neutral brand name. The home was sold in March 2011.

		Significant Other
	Year Ended	Observable	Total
	12/31/10	Inputs – (Level 2)	Loss
Assets Held for Sale	$316,418	$278,000	$(38,418)

In accordance with the provisions of the Impairment or Disposal of Long-Lives Assets Subsection of FASB Codification Subtopic 360-10, long-lived assets held and used with a carrying amount of $316,418 were written down to their fair market value of $278,000, resulting in an impairment charge of $38,418, which was included in earnings for the year ended December 31, 2010.

NOTE 8 – AVAILABLE-FOR-SALE-SECURITIES

The Company’s investments consist of equity investments in mutual funds.  An investment company is professionally managing the portfolio of the investments.  The Company’s investments are classified as available-for sale and bonds in amount of $1,540,655 and $6,916,498 as of December 31, 2011 and 2010, respectively and are recorded on the consolidated balance sheet at fair value based on Level 1 inputs.  Unrealized gains and losses on the investments are included as a separate component of other comprehensive income.  The Company will recognize an impairment charge if a decline in the fair value of its investments below cost basis is judged to be other-than-temporary.  Unrealized losses, included in other comprehensive income at December 31, 2011 and 2010 were $102,439 and $243,773, respectively.  Realized Losses from investments for the year ended December 31, 2011 were $444,948. Realized gains from investments were  $149,436 for the year ended December 31, 2010.

NOTE 9 – DUE TO EMPLOYEE

In December, 2010 an employee advanced the Company $60,000 to cover working capital. There were no formal repayment terms or interest charged on this advance. The monies were repaid in full in March 2011.

NOTE 10 – LEGAL PROCEEDINGS

Currently, a civil action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our Company, an officer and director and another person employed with the company, violated federal securities laws, among other things making false and misleading statements, artificially inflating the Company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC” action).  The Company’s accounts were frozen on December 18, 2010 following the filing of the SEC action.  However, a federal judge subsequently dropped the freeze on all of the Company’s assets February 4, 2011, that imposed certain other relief pending a final adjudication on the merits of the SEC allegations.  The action is currently in the discovery phase and management is unable to determine the likelihood of an unfavorable outcome.  The trial is scheduled to occur in October 2012.

On January 11, 2011, a class action lawsuit was filed in the U.S. District Court of the District of Idaho on behalf of purchases of the common stock of the Company between September 20, 2006 through December 14, 2010, against the Company and an officer and director and another person employed with the Company.  On June 17, 2011 an Amended complaint was filed listing Perry Pehlke, Jr. as lead plaintiff.  The compliant alleges claims against the Company and an officer and director and a person employed by the Company for violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 there under a controlling person claims pursuant to Section 20(a) of the Exchange Act. The compliant seeks compensatory damages for all damages sustained as a result of the defendants’ alleged actions, including reasonable costs and expenses, rescission, and other relief as the Court deems just and proper.  The Company believes the lawsuit is without merit and intends to vigorously defend itself.  No amounts have been recorded in the consolidated financial statements for this matter as the Company believes it is too early in the proceedings to determine an outcome. Discovery in this case has not begun.  The parties are meeting for a mediation session on April 2, 2012

NOTE 11 – CONSTRUCTION IN PROGRESS

Alternate Energy Holdings, Inc. developed a subdivision of five lower cost energy efficient affordable homes in the Panther subdivision in Boise, Idaho that were constructed by a local builder. As of December 31, 2010, $298,657 has been spent on these unsold homes.  As of December 31, 2011 all of the homes had been sold.

NOTE 12 - GOING CONCERN

Alternate Energy Holdings, Inc’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $23,667,660 at December 31, 2011.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 13 – SUBSEQUENT EVENTS

In March 2012, we entered into two related agreements with unrelated third parties pursuant to which we will be entitled to receive up to 45,900,000 Euros ($60,190,863 US dollars) in six installment payments over approximately the next 200 days, as described in greater detail below. First, we entered into a Financial Instrument Service Agreement (the “Financial Services Agreement”) with Vital Funds, Inc. (“Vital”). Pursuant to the Financial Services Agreement, Vital, in consideration of payment by us of an initial fee of US$2,575,000, is obligated to arrange for an undisclosed third party to deposit 76.5 million Euros with a bank (the “Issuing Bank”), which is to be Credit Suisse, Zurich, NatWest, London or HSBC Hong Kong, or similar quality bank agreed to by us. The 76.5 million Euros are to be held in a blocked account at the Issuing Bank for one year and a day. On the basis of that deposit the Issuing Bank thereafter is to issue a bank guarantee (“Bank Guarantee”) ($101,984,770 US dollars) in the amount of 76.5 million Euros ($101,984,770 US dollars) for the term of a year and a day. The Bank Guarantee will be issued in favor of AEHI, but expressly for the benefit of Swiss Asset Manager Ltd (“Swiss Asset Manager”). The US$2,575,000 fee we are obligated to pay to Vital has been deposited by us into an escrow account maintained by a third party. Upon proper confirmation of the Bank Guarantee by the bank of Swiss Asset Manager (the “Confirmation”) as outlined in the Financial Services Agreement, Vital shall be entitled to receipt of the US$2,575,000 fee. If the conditions set forth in the Financial Services Agreement are not satisfied, we are entitled to the return of the funds deposited into escrow. We also entered into a separate Project Funding Agreement (the "Funding Agreement") with Swiss Asset Manager regarding the Bank Guarantee. Subject to satisfaction of certain conditions set forth in, and at the times specified in the Funding Agreement, Swiss Asset Manager is obligated to pay us a total of 45,900,000 Euros (61,190,863 US dollars) in six installments in consideration for Swiss Asset Manager's use of the Bank Guarantee. It is anticipated that we could receive the first installment payment from Swiss Asset Manager of 11,475,000 Euros ($15,297,715 US Dollars) fifteen banking days following the Confirmation, with five additional disbursements every thirty banking days thereafter for an aggregate additional amount of approximately 34,425,000 Euros ($45,893,147 US Dollars).  There is no guarantee that we will receive all, or any, of the funds we are entitled to under the Funding Agreement. Exchange rates were used as of the date of this filing and may fluctuate at the time of the funding.