Form 10-Q
period 2012-03-31
ALTERNATE ENERGY HOLDINGS, INC.
filed 2012-05-15
CIK 1421874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR
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
Yes ☒                 No ☐
Indicate by check mark whether the registrant has submitted electronically and where posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes☐    No  ☒

As of May 15, 2012, there were 326,562,791 shares of common stock, $0.001 par value per share, outstanding.

ALTERNATE ENERGY HOLDINGS, INC.

the terms “we”, “us”, “our”, “Company” , “AEHI” and “Alternate Energy Holdings” refer to Alternate Energy Holdings, Inc. and our wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 (Unaudited) AND DECEMBER 31, 2011

ASSETS	March 31, 2012 Unaudited	December 31 2011
CURRENT ASSETS:
Cash and Cash Equivalents	$571,078	$268,691
Cash - Escrow	2,565,000	2,018,500
Prepaid Expenses	-	5,604
Short-Term Investments	-	1,540,655

Total Current Assets	3,136,078	3,833,450

PROPERTY AND EQUIPMENT - Net	57,789	61,099

OTHER ASSET
Payette County - Site Work	8,718	-

Total Other Asset	8,718	-

TOTAL ASSETS	$3,202,585	$3,894,549

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable	$78,333	$102,782
Due to Related Party	46,000	-

Total Current Liabilities	124,333	102,782

STOCKHOLDERS' EQUITY:
Common Stock, par value $.001, 500,000,000 shares authorized; 326,562,791 issued and 326,162,791 outstanding and 325,962,791 issued and 325,562,791 outstanding, respectively	326,563	325,963
Additional Paid in Capital	27,285,303	27,255,903
Accumulated Other Comprehensive Income(Loss)	1,303	(102,439)
Treasury Stock (400,000 shares at cost)	(20,000)	(20,000)
Deficit Accumulated During Development Stage	(24,514,917)	(23,667,660)

Total Stockholders' Equity	3,078,252	3,791,767

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,202,585	$3,894,549

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED COMPREHENSIVE LOSS STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2012 (Unaudited)

	Three Months March 31 2012	Three Months March 31 2011	Inception to March 31 2012

REVENUES	$-	$169,000	$923,650

COST OF SALES	-	161,588	929,237

GROSS PROFIT	-	7,412	(5,587)

OPERATING EXPENSES:
General and Administrative Expenses	665,788	660,656	25,342,026

NET LOSS FROM OPERATIONS	(665,788)	(653,244)	(25,347,613)

OTHER INCOME (EXPENSE)
Investment Income	24,844	77,249	466,461
Miscellaneous Income	-	-	9,186
Loss on Sales of Investments	(206,313)	(90,985)	(500,498)
Impairment on Deposit	-	-	(100,000)
Impairment on Asset Held for Sale	-	-	(38,419)
Interest Expense	-	(41)	(4,034)
Total Other Income (Expense)	(181,469)	(13,777)	(167,304)

Loss before Non-Controlling Interest in Variable Interest Entity	(847,257)	(667,021)	(25,514,917)

Non-Controlling Interest in Variable Interest Entity	-	-	1,000,000

Net Loss Before Income Tax	(847,257)	(667,021)	(24,514,917)

Income Tax Expense	-	-	-

NET LOSS	$(847,257)	$(667,021)	$(24,514,917)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding Gain Arising During the Period	103,742	44,743

COMPREHENSIVE LOSS	$(743,515)	$(622,278)

Earning Per Share:
Basic and Diluted Net Loss per Common Stock	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	326,436,791	325,087,791

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2012 (Unaudited)

2005	Price per Share	Number of Common Shares Issued	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Net Loss	Total
Founder Shares issued August 29, 2005	-	14,800,000	$14,800	$(14,800)	$-	$-	$-	$-
Issuance of Common Stock for Services
October	0.0176	3,249,999	3,250	54,250	-	-	-	57,500
Amortization of common stock for services
October		-	-	8,750	-	-	-	8,750
November		-	-	8,750	-	-	-	8,750
December		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Payables:
September	0.0417	600,000	600	24,400	-	-	-	25,000
November	0.0500	300,000	300	14,700	-	-	-	15,000
Net Loss		-	-	-	-	-	(100,692)	(100,692)
Balances, December 31, 2005		18,949,999	18,950	104,800	-	-	(100,692)	23,058
2006
Nussential Holdings Inc. shareholders prior to merger	-	4,252,088	4,252	(4,252)	-	-	-	-
Issuance of Common Stock for Services
September	1.0077	1,149,999	1,150	1,157,599	-	-	-	1,158,749
November	0.9000	100,000	100	89,900	-	-	-	90,000
Amortization of common stock for services
January		-	-	8,750	-	-	-	8,750
February		-	-	8,750	-	-	-	8,750
March		-	-	8,750	-	-	-	8,750
April		-	-	8,750	-	-	-	8,750
May		-	-	8,750	-	-	-	8,750
June		-	-	8,750	-	-	-	8,750
July		-	-	8,750	-	-	-	8,750
August		-	-	8,750	-	-	-	8,750
Issuance of Common Stock for Cash
March	0.0500	1,000,000	1,000	49,000	-	-	-	50,000
May	0.0500	400,000	400	19,600	-	-	-	20,000
June	0.0500	100,000	100	4,900	-	-	-	5,000
October	0.6465	273,000	273	176,227	-	-	-	176,500
November	0.3333	116,000	116	38,550	-	-	-	38,666
December	0.4244	75,000	75	31,758	-	-	-	31,833
Purchase of Treasury Stock		-	-	-	(20,000)	-	-	(20,000)
Net Loss		-	-	-	-	-	(1,394,711)	(1,394,711)
Balances, December 31, 2006		26,416,086	26,416	1,738,082	(20,000)	-	(1,495,403)	249,095
2007
Issuance of Common Stock for Services
February	0.5000	920,000	920	459,080	-	-	-	460,000
March	0.5000	300,000	300	149,700	-	-	-	150,000
April	0.2500	100,000	100	24,900	-	-	-	25,000
June	0.2500	550,000	550	136,950	-	-	-	137,500
August	0.4000	531,552	532	212,089	-	-	-	212,621
September	0.1055	4,583,200	4,583	478,697	-	-	-	483,280
October	0.4000	366,400	366	146,194	-	-	-	146,560
November	0.1453	457,000	457	65,943	-	-	-	66,400
December	0.1000	57,500	58	5,692	-	-	-	5,750
Issuance of Common Stock for Cash
January	0.5300	23,000	23	12,227	-	-	-	12,250
February	0.5000	55,000	55	27,445	-	-	-	27,500
March	0.5000	10,000	10	4,990	-	-	-	5,000
April	0.4000	25,000	25	9,975	-	-	-	10,000
May	0.2500	206,000	206	51,294	-	-	-	51,500
June	0.2389	180,000	180	42,820	-	-	-	43,000
July	0.2500	2,591,000	2,591	645,159	-	-	-	647,750
August	0.2494	2,521,036	2,521	626,238	-	-	-	628,759
September	0.2500	64,000	64	15,936	-	-	-	16,000
October	0.2500	20,000	20	4,980	-	-	-	5,000
November	0.2000	287,500	287	57,213	-	-	-	57,500
December	0.1000	2,451,000	2,451	242,649	-	-	-	245,100
Net Loss		-	-	-	-	-	(3,394,200)	(3,394,200)
Balances, December 31, 2007		42,715,274	$42,715	$5,158,253	$(20,000)	$-	$(4,889,603)	$291,365

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2012 (Unaudited)

2008	Price per Share	Number of Common Shares Issued	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Net Loss	Total
Issuance of Common Stock for Services
January	0.1000	1,312,250	1,312	129,913	-	-	-	131,225
February	0.1000	70,000	70	6,930	-	-	-	7,000
March	0.1000	183,250	183	18,142	-	-	-	18,325
April	0.1000	20,000	20	1,980	-	-	-	2,000
May	0.1000	14,556,875	14,557	1,441,131	-	-	-	1,455,688
June	0.1000	4,365,342	4,365	432,169	-	-	-	436,534
July	0.2000	798,625	798	158,927	-	-	-	159,725
August	0.2000	71,500	72	14,228	-	-	-	14,300
September	0.2000	25,430	25	5,061	-	-	-	5,086
October	0.2000	207,147	207	41,222	-	-	-	41,429
November	0.2000	10,853	11	2,160	-	-		2,171
December	0.1000	3,140,777	3,141	310,934	-	-		314,075
Issuance of Common Stock for Cash
January	0.1000	7,720,000	7,720	764,280	-	-	-	772,000
February	0.1000	1,120,750	1,121	110,954	-	-	-	112,075
March	0.1000	225,000	225	22,275	-	-	-	22,500
April	0.1000	250,000	250	24,750	-	-	-	25,000
May	0.1000	50,000	50	4,950	-	-	-	5,000
June	0.1000	576,000	576	57,024	-	-	-	57,600
July	0.1021	307,301	308	31,072	-	-	-	31,380
August	0.1549	182,000	182	28,018	-	-	-	28,200
September	0.2609	153,666	154	39,946	-	-	-	40,100
December	0.1000	125,000	125	12,375	-	-	-	12,500
Net Loss		-	-	-	-	-	(3,820,601)	(3,820,601)
Balances, December 31, 2008		78,187,040	78,187	8,816,694	(20,000)	-	(8,710,204)	164,677
2009
Issuance of Common Stock for Services
January	0.1000	395,290	395	39,134	-	-	-	39,529
March	0.0500	138,065	138	6,765	-	-	-	6,903
April	0.0500	18,425,000	18,425	902,825	-	-	-	921,250
May	0.0500	945,400	945	46,325	-	-	-	47,270
June	0.0500	718,500	719	35,206	-	-	-	35,925
July	0.0500	755,000	755	36,995	-	-	-	37,750
August	0.0500	1,567,957	1,568	76,830	-	-	-	78,398
September	0.0500	1,431,340	1,431	70,136	-	-	-	71,567
October	0.0500	50,000	50	2,450	-	-	-	2,500
November	0.0500	441,580	442	21,637	-	-	-	22,079
December	0.0500	3,914,400	3,915	191,805	-	-	-	195,720
Issuance of Common Stock for Contract Option Fee
December	0.0500	500,000	500	24,500	-	-	-	25,000
Issuance of Common Stock for Cash
January	0.1000	25,000	25	2,475	-	-	-	2,500
February	0.0500	800,000	800	39,200	-	-	-	40,000
March	0.0500	330,600	330	16,200	-	-	-	16,530
April	0.0500	1,745,000	1,745	85,505	-	-	-	87,250
May	0.0500	700,000	700	34,300	-	-	-	35,000
June	0.0500	4,345,000	4,345	212,905	-	-	-	217,250
August	0.0500	440,000	440	21,560	-	-	-	22,000
September	0.0500	2,470,000	2,470	121,030	-	-	-	123,500
October	0.0500	3,509,000	3,509	171,941	-	-	-	175,450
November	0.0500	5,338,700	5,339	261,596	-	-	-	266,935
December	0.0500	8,977,236	8,977	439,933	-	-	-	448,910
Net Loss		-	-	-	-	-	(2,377,568)	(2,377,568)
Balances, December 31, 2009		136,150,108	136,150	11,677,947	(20,000)	-	(11,087,772)	706,325

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2012 (Unaudited)

2010	Price per Share	Number of Common Shares Issued	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Net Loss	Total
Issuance of Common Stock for Services
January	0.0500	17,500,000	17,500	857,500	-	-	-	875,000
February	0.0500	20,475,200	20,475	1,003,285	-	-	-	1,023,760
March	0.0500	1,307,546	1,308	64,069	-	-	-	65,377
April	0.0500	735,800	735	36,055	-	-	-	36,790
May	0.1000	100,000	100	9,900	-	-	-	10,000
June	0.1000	5,500,000	5,500	544,500	-	-	-	550,000
July	0.1500	5,854,465	5,854	872,316	-	-	-	878,170
August	0.5000	462,000	462	230,538	-	-	-	231,000
October	0.7000	145,000	145	101,355	-	-	-	101,500
November	0.7365	2,056,030	2,056	1,512,124	-	-	-	1,514,180
Issuance of Common Stock for Contract Option Fee
August	0.4000	500,000	500	199,500	-	-	-	200,000
September	0.7000	250,000	250	174,750	-	-	-	175,000
Issuance of Common Stock for Cash
January	0.0500	4,691,240	4,691	229,871	-	-	-	234,562
February	0.0500	42,188,960	42,189	2,067,259	-	-	-	2,109,448
March	0.0500	30,048,710	30,049	1,472,387	-	-	-	1,502,436
April	0.0500	4,610,000	4,610	225,890	-	-	-	230,500
May	0.1000	44,028,600	44,029	4,358,831	-	-	-	4,402,860
June	0.1000	7,348,580	7,349	727,509	-	-	-	734,858
July	0.4000	65,000	65	25,935	-	-	-	26,000
August	0.5000	425,000	425	212,075	-	-	-	212,500
September	0.7400	223,547	224	165,200	-	-	-	165,424
October	0.7000	279,145	279	195,123	-	-	-	195,402
November	0.7000	142,860	143	99,859	-	-	-	100,002
Net Loss		-	-	-	-	-	(8,487,722)	(8,487,722)
Other Comprehensive Loss		-	-	-	-	(243,773)	-	(243,773)
Balance - December 31, 2010		325,087,791	$325,088	$27,063,778	$(20,000)	$(243,773)	$(19,575,494)	$7,549,599
2011
Issuance of Common Stock for Services
April	0.1000	100,000	100	9,900	-	-	-	10,000
May	0.1031	1,750,000	1,750	178,750	-	-	-	180,500
September	0.1000	25,000	25	2,475	-	-	-	2,500
Cancellation of Common Stock for Services
June	0.7300	(1,000,000)	(1,000)	1,000	-	-	-	-
Net Loss		-	-	-	-	-	(4,092,166)	(4,092,166)
Other Comprehensive Income		-	-	-	-	141,334	-	141,334
Balance - December 31, 2011		325,962,791	325,963	27,255,903	(20,000)	(102,439)	(23,667,660)	3,791,767
2012
Issuance of Common Stock for Services
March	0.0500	600,000	600	29,400	-	-	-	30,000
Net Loss		-	-	-	-	-	(847,257)	(847,257)
Other Comprehensive Income		-	-	-	-	103,742	-	103,742
Balance - March 31, 2012		326,562,791	326,563	27,285,303	(20,000)	1,303	(24,514,917)	3,078,252

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH MARCH 31, 2012 (Unaudited)

	Three Months March 31 2012	Three Months March 31 2011	Inception to March 31 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(847,257)	$(667,021)	$(24,514,917)
Adjustments to reconcile Net Loss to Net Cash
Used by Operating Activities -
Common Stock Issued for Services	30,000	-	12,659,836
Common Stock Issued for Contract Option Fee	-	-	400,000
Loss from Variable Interest Entity	-	-	(1,000,000)
Impairment on Asset Held for Sale	-	-	38,419
Depreciation	4,015	3,611	27,809
Loss (Gain) on Sales of Investments	206,313	90,985	500,498
Change in operating Assets and Liabilities -
Prepaid Expenses	5,604	-	-
Construction in Progress - Energy Neutral Homes	-	(204,658)	-
Accounts Payable	(24,449)	35,089	78,333
Accrued Payroll	-	25,500	-
Total Adjustments	221,483	(49,473)	12,704,895
Net Cash Used by Operating Activities	(625,774)	(716,494)	(11,810,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(705)	-	(85,598)
Payette County Site work	(8,718)	-	(8,718)
Purchase of Short-Term Investments	(2,809,284)	(645,756)	(18,521,514)
Proceeds from Sale of Short-Term Investments	4,247,368	1,406,997	17,983,900
Proceeds from Sale of Energy Neutral Model Home	-	278,000	278,000
Purchase of Energy Neutral Model Home	-	-	(278,000)
Net Cash Provided (Used) by Investing Activities	1,428,661	1,039,241	(631,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of Cash for Common Stock	-	-	14,552,030
Proceeds from Short-Term Borrowings	-	-	50,582
Payments on Short-Term Borrowings	-	-	(50,582)
Transfer to Escrow account	(2,565,000)	-0-	4,583,500
Transfer from Escrow account	2,018,500	-0-	2,018,500
Cash Received from Non-Controlling Members	-	-	1,000,000
Purchase of Treasury Stock	-	-	(20,000)
Due to Related Party	46,000	106,914	152,914
Payment to Related Party	-	(106,914)	(106,914)
Payment to Employee	-	(60,000)	(60,000)
Due to Employee	-	-	60,000
Net Cash (Used) Provided by Financing Activities	(500,500)	(60,000)	13,013,030

NET INCREASE IN CASH	302,387	262,747	571,078

CASH - BEGINNING	268,691	234,426	-

CASH - ENDING	$571,078	$497,173	$571,078

Supplemental Disclosures:
Cash paid for Income Taxes	$-	$-	$-
Cash paid for Interest	$-	$41	$4,034

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

Our Company

We are a holding company comprised of five operating corporate entities: Idaho Energy Complex, LLC, Reactor Land Development, LLC, Energy Neutral, LLC, Energy Neutral Development, LLC and Green World Water, LLC (which was formed in 2010, and has succeeded to the business formerly conducted by a fifth, inactive subsidiary, International Reactors Incorporated).

Idaho Energy Complex, LLC

Idaho Energy, an Idaho limited liability company and 100% wholly-owned subsidiary of the Company that was formed in March 2007, is the operating entity for our proposed $10 billion nuclear complex near Payette, Idaho.  Idaho Energy is the manager of Reactor Land Development LLC, a Delaware limited liability company that is attempting to obtain funding for the nuclear facility land, water rights and the NRC operating license.  Five thousand acres have been dedicated to the Project, which will provide enough electricity to power Idaho’s growth, as well as generate income through the sale of power to out-of-state markets.  The Payette facility will feature a new advanced nuclear reactor design that does not require large amounts of water for cooling.   The Company plans to build up to six advanced reactors at Idaho Energy and operate as an Independent Power Product (“IPP”).

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Energy Neutral, LLC

Energy Neutral™, a 100% wholly-owned subsidiary of the Company, was formed to assist homeowners, businesses and farmers to operate with minimal or no reliance on the electrical grid.  Energy Neutral’s primary services are:  design and construction of residential “energy neutral” homes, evaluating existing homes, businesses and farms for conservation and renewable energy potential; drafting plans to attain or approach energy neutrality; and working with wind, conservation and solar suppliers and installers to install products in the marketplace.   During 2010 and early 2011, Energy Neutral completed construction of six “energy neutral” homes in Boise, Idaho, which feature unique design elements as well as standard “energy neutral” elements, including the Energy Star certification and solar power generation.   All five homes and our model home were sold during the year of 2011, representing our first revenues, for gross sales proceeds of $923,650. We plan to begin franchising the concept to developers and builders in a few select markets starting during fiscal year 2012 through Energy Neutral Development, LLC, a wholly owned subsidiary of Energy Neutral, LLC.

Green World Water, LLC

Green World Water,™ a 100% wholly-owned subsidiary of the Company was formed in 2010 to assist developing countries with power generation, as well as the production of potable water.  Green World Water has succeeded to the business of another Company subsidiary, International Reactors Incorporated, a Nevada corporation, which was formed in November 2007 but now is inactive.  Green World Water seeks to construct, in conjunction with other third parties, commercial nuclear reactors on oceanfront sites, particularly in Africa and western-friendly Middle Eastern countries to co-generate clean energy and desalinate water.  Green World Water believes that advanced nuclear technology can be used to address electrical energy needs while simultaneously producing fresh water from ocean intake.  The Company has an agreement with China National Nuclear Corporation (CNNC) to produce desalinization reactors in China to market on a worldwide basis. The Company is currently marketing these reactors in the Middle East and Africa.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures balances of up to $250,000 per institution at March 31, 2012 and December 31, 2011.   The uninsured balances at March 31, 2012 and December 31, 2011 were $71,078 and $-0-, respectively.

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

Stock Based Compensation

Alternate Energy Holdings, Inc.’s non-employees, share-based expenses are recorded in accordance with FASB ASC 505-50. Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through March 31, 2012. For the three months ended March 31, 2012 and 2011, 600,000 valued at $30,000 and -0- shares of restricted stock were issued for officer/board services, respectively.

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

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value Measurements - continued

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

While the new guidance changes the presentation of comprehensive income, there are changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The adoption of the new guidance was effective for the first quarter 2012.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recently Issued Accounting Pronouncements - continued

Additionally, ASU 2011-14 clarifies the FASB’s intent about the application of existing fair value measurements.  ASU 2011-14 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively; therefore, the Company has adopted ASU 2011-04 in its first quarter of fiscal 2012.

Alternate Energy Holdings, Inc. does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their financial position, results of operations, or cash flow.

Revenue Recognition on Sale of Real Estate

Sales and the associated gains and losses of real estate assets are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC Topic 360-20 related to the transaction and any continuing involvement in the form of management of financial assistance associated with the properties.

The Company utilizes the full accrual method and if the criteria are not met, the Company defers some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sale criteria are met.

Payette County -  Site Work

Amounts represent land improvements made to the entrance road of the future site of the Idaho Energy Complex, LLC.

NOTE 2 - INCOME TAXES

Alternate Energy Holdings, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  Alternate Energy Holdings, Inc. incurred net losses in the three months ending March 31, 2012 and 2011 and therefore, has no tax liability.  The deferred tax asset generated by the carry-forward is approximately $17,414,407 at March 31, 2012 and will expire in 2029.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 2 - INCOME TAXES - continued

Components of deferred tax assets at March 31, 2012 are as follows:

Deferred tax asset – net operating loss
Carry-forwards	$17,414,407
Valuation allowance	(17,414,407)
Net deferred tax asset	$-0-

The Company has adopted ASC 740-10 “Income Taxes”. As a result of the assessment the Company has recognized no material tax adjustments to the unrecognized tax benefits.  At the adoption date of January 1, 2008 and as of March 31, 2012, the Company has no unrecognized tax benefits.  By statute, tax years ending December 31, 2011 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK -continued

During 2009, Alternate Energy Holdings, Inc.
-	Issued 28,282,532 shares of common stock valued at $1,433,891 for services.
-	Issued 500,000 shares of common stock valued at $25,000 for a contract option fee.
-	Issued 29,180,536 shares of common stock for cash received in the amount of $1,460,325.
During 2010, Alternate Energy Holdings, Inc.
-	Issued 54,136,041 shares of common stock valued at $5,094,064 for services.
-	Issued 750,000 shares of common stock valued at $375,000 for two contract option fees.
-	Issued 134,051,642 shares of common stock for cash received in the amount of $9,913,992.
During 2011, Alternate Energy Holdings, Inc.
-	Issued 1,875,000 shares of common stock valued at $193,000 for services.
-	Cancelled 1,000,000 shares of common stock.
-	In June 2011, the Company and a consultant entered into an agreement to rescind 1,000,000 shares of common stock previously awarded to them.
During 2012, Alternate Energy Holdings, Inc.
-	Issued 600,000 shares of common stock valued at $30,000 for services.

NOTE 4 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a two year lease and a home/office on a month-to-month basis under another lease. The two year lease is dated April 1, 2010 and expires April 30, 2012 and requires monthly payments of $2,000. The lease that expired on April 30, 2012 is currently be negotiated to extend the term for one year. Rent expense for the three months ending March 31, 2012 and 2011 was $6,000 and $10,000, respectively. The following is a schedule of future minimum payments under the operating lease at March 31, 2012:

For the year Ended
December 31
2012	$2,000
Total	$2,000

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

The consolidated financial statements include the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under “Non-Controlling Interest in Variable Interest Entity” in the accompanying consolidated income statement.  Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at March 31, 2012 and December 31, 2011, respectively.

NOTE 6 – ASSET HELD FOR SALE

Alternate Energy Holdings, Inc constructed a model home to demonstrate that a competitively priced and energy cost efficient home can be constructed using energy-efficient techniques.  The home creates more power than it uses on a month-to-month basis. The home was to be used to market the Energy Neutral brand name, however it was sold in March 2011.

NOTE 7 – AVAILABLE-FOR-SALE-SECURITIES

The Company’s short-term investments consist of mutual funds that are professionally managed by an investment company.  The Company’s investments are classified as available-for sale and are recorded on the consolidated balance sheet at fair value based on Level 1 inputs.  Unrealized gains and losses on the investments are included as a separate component of other comprehensive income.  The Company will recognize an impairment charge if a decline in the fair value of its investments below cost basis is judged to be other-than-temporary.  Unrealized gains, included in other comprehensive income at March 31, 2012 and 2011 were $103,742 and $44,743, respectively

ALTERNATE ENERGY HOLDINGS, INC.+
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
.
NOTE 8 – DUE TO RELATED PARTY

At March 31, 2012 and 2011 the Company owed a consulting company owned by the CEO $46,000 and $-0-, respectively for CEO compensation. The balance owed was paid in full in April 2012.

In January, 2011 the CEO advanced the Company $106,914 to cover working capital expenses. There were no formal repayment terms or interest charged on this advance. The monies were repaid in full in March 2011.

NOTE 9 – ESCROW

Cash in escrow represents monies held in escrow for a potential funding agreement that did not materialize.  The deposit was returned in April 2012.

NOTE 10 – LEGAL PROCEEDINGS

Currently, a civil action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our Company, a officer and another person employed with the Company, violated federal securities laws, among other things making false and misleading statements, artificially inflating the Company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC” action).  The Company’s accounts were frozen on December 18, 2010 following the filing of the SEC action. However, a federal judge subsequently dropped the freeze on all of the Company’s assets February 4, 2011, that imposed certain relief pending a final adjudication on the merits of the SEC allegations.  The action is currently in the discovery phase and management is unable to determine the likelihood of an unfavorable outcome.  The trial is scheduled for October 2012.

On January 11, 2011, a class action lawsuit was filed in the U.S. District Court of the District of Idaho by Lance Teague on behalf of purchasers of the common stock of the Company between September 20, 2006 through December 14, 2010, against the Company, an officer and director and another person employed by the Company.  On June 17, 2011, an amended compliant was filed listing Perry Pehike, Jr. as lead plaintiff.  The complaint alleges claims against the Company and certain senior officers and directors for violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 there under and claims against certain of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- GOING CONCERN

Alternate Energy Holdings Inc’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction in the normal course of business. The Company has accumulated a deficit of $24,514,917 at March 31, 2012.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 12 - SUBSEQUENT EVENTS

Burlile et al v AEHI Litigation – Lawsuit filed in April 2012 that attempts to overturn the County of Payette rezoning of the Payette County site.  The Company plans to vigorously defend the case as it references many of the same complaints of the SEC litigation.

Monies held in escrow at March 31, 2012 were returned to the Company in April 2012.

In accordance with a Short-Form settlement Agreement (“Agreement”) entered into on April 2, 2012, the Company, Donald Gillispie and Jennifer Ransom have agreed to settle the previously-disclosed securities class action litigation, Case No. 1:10-cv-00634-BLW pending in the U.S. District Court, District of Idaho.

As set forth in the agreement, if the settlement becomes final, among other things, (i) the claims against the Defendants will be dismissed with prejudice and released, such that every member of the settlement class will be forever barred from asserting claims against the Defendants any claims alleged in the compliant or arising from the complaint, and (ii) a payment of $450,000 will be made by the Company no later than June 30, 2012 or a judgment shall be entered by the U.S. district Court, District of Idaho, against the Company in the amount of $2,000,000.  The Defendants have denied and continue to deny each and all claims alleged by the plaintiffs in the Class Action Litigation.  Nonetheless, the defendants have agreed to the agreement to eliminate the uncertainty, distraction, burden and expense of further litigation. The payment of the $450,000 will be paid out of insurance proceeds under the Company’s Director’s and Liability insurance policy.

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

Our Company

We are a holding company comprised of five operating corporate entities: Idaho Energy Complex, LLC, Reactor Land Development, LLC, Energy Neutral, LLC, Energy Neutral Development, LLC and Green World Water, LLC (which was formed in 2010, and has succeeded to the business formerly conducted by a fifth, inactive subsidiary, International Reactors Incorporated).

Idaho Energy Complex, LLC

Idaho Energy, an Idaho limited liability company and 100% wholly-owned subsidiary of the Company that was formed in March 2007, is the operating entity for our proposed $10 billion nuclear complex near Payette, Idaho.  Idaho Energy is the manager of Reactor Land Development, LLC, a Delaware limited liability company that is attempting to obtain funding for the nuclear facility land, water rights acquisition and the NRC operating license.  Five thousand acres have been dedicated to the Project, which will provide enough electricity to power Idaho’s growth, as well as generate income through the sale of power to out-of-state markets.  The Payette facility will feature a new advanced nuclear reactor design that does not require large amounts of water for cooling.   The Company plans to build up to six advanced reactors at Idaho Energy and operate as an Independent Power Product (“IPP”).

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

Energy Neutral, LLC

Energy Neutral™, a 100% wholly-owned subsidiary of the Company, was form to assist homeowners, businesses and farmers to operate with minimal or no reliance on the electrical grid.  Energy Neutral’s primary services are:  design and construction of residential “energy neutral” homes, evaluating existing homes, businesses and farms for conservation and renewable energy potential; drafting plans to attain or approach energy neutrality; and working with wind, conservation and solar suppliers and installers to install products in the marketplace.   During 2010 and early 2011, Energy Neutral completed construction of six “energy neutral” homes in Boise, Idaho, which feature unique design elements as well as standard “energy neutral” elements, including the Energy Star certification and solar power generation.   All five homes and the model home were sold during the year of 2011, representing our first revenues, for gross sales proceeds of approximately $923,650. We plan to begin franchising the concept to developers and builders in a few select markets starting during the fiscal year 2012 year through Energy Neutral Development, LLC, a wholly owned subsidiary of Energy Neutral, LLC.

Green World Water, LLC

Green World Water,™ a 100% wholly-owned subsidiary of the Company was formed in 2010 to assist developing countries with power generation, as well as the production of potable water.  Green World Water has succeeded to the business of another Company subsidiary, International Reactors Incorporated, a Nevada corporation, which was formed in November 2007 but now is inactive.  Green World Water seeks to construct, in conjunction with other third parties, commercial nuclear reactors on oceanfront sites, particularly in Africa and western-friendly Middle Eastern countries to co-generate clean energy and desalinate water.  Green World Water believes that advanced nuclear technology can be used to address electrical energy needs while simultaneously producing fresh water from ocean intake.  The Company has an agreement with China National Nuclear Corporation (CNNC) to produce desalinization reactors in China to market on a worldwide basis. The Company is currently marketing these reactors in the Middle East and Africa.

Plan of Operations

The Company estimates the total cost of the first phase of the Payette County project will be approximately $150.0 million.  The initial $150.0 million is planned to be raised through a private placement by Reactor Development, LLC, which shall result in the investors receiving in the aggregate up to a 5% ownership in the form of common stock.  Any shortfall will have to be funded through such things as debt financing, cost-sharing by contractors and suppliers, or public offering.

While the success of the Project does not depend on financial assistance from the government, management believes that based on the 2005 Energy Policy Act, the Project may be eligible for an 80% Federal loan guarantee for the construction of new nuclear facilities, and an applicable Federal tax credit of $1.0 billion over eight years, which should be sufficient to cover all operating expenses during that timeframe.  Furthermore, the excess heat for this plant may be used to produce biofuels from local crops and agriculture waste.

The intended use of the funds for the Reactor Land Project is shown below:

In millions ($)
Payment to owner for site land	5
Payment for COLA plus 10% price escalation due to delays	50
Payments for third party project management, engineering support and G&A	25

Adjacent land with water rights	20
Long lead time equipment order deposit; reactor vessel and turbine	50
Total	$150

From inception through March 31, 2012, the Reactor Land Development private placement has raised gross proceeds of $1,000,000 in exchange for a 1% equity interest in Reactor Land Development.  If the Reactor Land Development, LLC private placement does not raise the entire $150.0 million listed above, the Company will seek to raise the remaining balance through debt financing and/or a public or private equity offering.  The Company may adjust the budget categories in the execution of its permitting and development plans.  The above line items represent managements best estimates, none of the line items is to be considered fixed or unchangeable.

Although the Company reserves the right to reallocate the funds according to field experience, the Company believes that the net proceeds from the planned offering will be sufficient to fund its initial capital requirements for the next year for operations.  The foregoing assumes the offering will be fully subscribed, but there can be no assurance the Company will not require additional funds if unforeseen issues arise.  Any additional required funds over the maximum offering amount will need to be financed as a loan.  The availability and terms of any future financing will depend on market and other conditions. The amount of proceeds and uses are based upon the projections by management, which may also change according to unforeseen future events and market changes.  There are no commitments for loans as of March 31, 2012.

In the continuance of the Company’s business operations it does not intend to purchase or sell any significant assets and the Company does not expect a significant change in the number of its employees, although the Company may add additional contractors during the fourth quarter of 2012.

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

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2012 to March 31, 2011

During the three months ended March 31, 2012, we recognized revenues of $-0- as compared to $169,000 and cost of sales of $-0- and $161,588 for the same period in the prior fiscal year.  The decrease in revenues is due to no sales any Energy Neutral homes in 2012 as compared to one sale that occurred during the three months ended March 31, 2011.  During the three months ended March 31, 2012, we incurred operating expenses of $665,788 compared to $660,656 during the three months ended March 31, 2011. The following table is a comparison of the operational expenses that we incurred during the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,	March 31,	INCREASE
	2012	2011	(DECREASE)

Consulting services	$94,366	$79,508	$14,858
Marketing services	$-0-	$36,303	$(36,303)
Board/Officer Services	$213,000	$100,000	$113,000
Legal fees	$97,173	$228,908	$(131,735)
Travel	$29,530	$6,330	$23,200

During the three months ended March 31, 2012 the Company did not engage as many attorneys in connection with our land approval or incur any expense for marketing services. Marketing expenses for the prior year’s period were incurred in connection with the efforts to obtain Payette County rezone approval which occurred during the second quarter of fiscal year 2012.  Travel related expenses are higher in 2012 due to Greene World Water travel expenses to market and promote the desalinization units.

During the three months ended March 31, 2012, we recognized a net loss of $(847,257) compared to a net loss of $(667,021) during e three months ended March 31, 2011. The increase of $180,236 in net loss was due mainly to the loss on the sale of investments incurred during the quarter. The Company’s basic and diluted loss per share was $.00 during the three months ended March 31, 2012 and 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had total of cash and cash equivalents of $571,078, total current assets of $3,136,078 and current liabilities of $124,333. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow Three Months Ended March 31,
	2012	2011

Net cash used by operating activities	$(625,774)	$(716,494)
Net cash provided by investing activities	$1,428,661	$1,039,241
Net cash used by financing activities	$(500,500)	$(60,000)
Net cash inflow	$302,387	$262,747

Operating Activities

During the three months ended March 31, 2012, the net cash used in our operating activities was $625,774. During the three months ended March 31, 2011, the net cash used in our operating activities was $716,494. Net cash used in our operating activities decreased by $90,720 for the three months ended March 31, 2012 as compared to the same period in 2011. This decrease in funds used by our operating activities was primarily due to a decrease of the cash expenditures for the construction on the Energy Neutral homes in 2012.

Investing Activities

During the three months ended March 31, 2012, the net cash provided by our investing activities was $1,428,661, comprised of the net proceeds from the sale of short-term investments. The net cash provided in our investing activities was $1,039,241 for the three months ended March 31, 2011, comprised of net proceeds from the sale of short-term investments and the purchase of the Energy Neutral model home.  In April 2012, the funds held in escrow as of March 31, 2012 were released from escrow and returned to the Company, net of $10,000 in escrow fees and expenses.

Financing Activities

Net cash used by financing activities increased by $440,500 for the three months ended March 31, 2012 as compared to the same period of 2011. This increase in funds used by our financing activities was primarily due to an increase in cash held in escrow as compared to the same period in the prior year.

As discussed above, we estimate that we will need to raise approximately $150 million in order to fund the Project. We plan on funding the Project through a private placement or other offering of securities of our subsidiary, Reactor Land Development, LLC, which would result in investors receiving up to 5% ownership in the first reactor unit. Any shortfall will have to be funded through other means, such as a debt financing, cost-sharing with contractors and suppliers, or other securities offerings, including a securities offering by our company or any of our other subsidiaries. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock.

Critical Accounting Policies

The Company has identified the policies below as critical to the Company business operations and the understanding of the Company results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Condensed Consolidated Financial Statements beginning on page 9 for the three months ended March 31, 2012.  Note that the Company’s preparation of this document requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures balances of up to $250,000 per institution at March 31, 2012 and December 31, 2011.  The uninsured balances at March 31, 2011 and December 31, 2011 were $71,078 and $-0-, respectively.

Stock-Based Compensation

The Company’s non-employees, share-based expenses are recorded in accordance with FASB ASC 505-50. The Company has not issued any stock options or stock warrants since its inception through March 31, 2012.

Off-Balance Sheet Arrangement

As of March 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.   Based on our overall cash and cash equivalents interest rate exposure at March 31, 2012, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2012, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of March 31, 2012.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

Class Action Litigation

On January 11, 2011, a class action lawsuit was filed in the U.S. District Court of the District of Idaho by Lance Teague on behalf of purchasers of the common stock of the Company between September 20, 2006 through December 14, 2010, against the Company, an officer and director and another person employed by the Company.  On June 17, 2011, an amended compliant was filed listing Perry Pehike, Jr. as lead plaintiff.  The complaint alleges claims against the Company and certain senior officers and directors for violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 there under and claims against certain of its senior officers and directors for violations of Section 20A and Section 20(a) of the Exchange Act.

In accordance with a Short-Form settlement Agreement (“Agreement”) entered into on April 2, 2012, the Company, Donald Gillispie and Jennifer Ransom have agreed to settle the previously-disclosed securities class action litigation, Case No. 1:10-cv-00634-BLW pending in the U.S. District Court, District of Idaho.

As set forth in the agreement, if the settlement becomes final, among other things, (i) the claims against the Defendants will be dismissed with prejudice and released, such that every member of the settlement class will be forever barred from asserting claims against the Defendants any claims alleged in the compliant or arising from the compliant, and (ii) a payment of $450,000 will be made by the Company no later than June 30, 2012, a judgment shall be entered by the U.S. district Court, District of Idaho, against the Company in the amount of $2,000,000.  The Defendants have denied and continue to deny each and all claims alleged by the plaintiffs in the Class Action Litigation.  Nonetheless, the defendants have agreed to the agreement to eliminate the uncertainty, distraction, burden and expense of further litigation.  The payment of the $450,000 will be paid out of insurance proceeds under the Company’s Director’s and Liability Insurance Policy.

Other Legal Proceedings

Currently, a civil action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our Company, a officer and another person employed with the Company, violated federal securities laws, among other things making false and misleading statements, artificially inflating the Company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC” action).  The Company’s accounts were frozen on December 18, 2010 following the filing of the SEC action. However, a federal judge subsequently dropped the freeze on all of the Company’s assets February 4, 2011, that imposed certain relief pending a final adjudication on the merits of the SEC allegations.  The action is currently in the discovery phase and management is unable to determine the likelihood of an unfavorable outcome.  The trial is scheduled for October 2012.

Burlile et al v AEHI Litigation – Lawsuit filed in April 2012 that attempts to overturn the County of Payette rezoning of the Payette County site.  The Company plans to vigorously defend the case as it references many of the same complaints of the SEC litigation.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2012, we issued an aggregate of 600,000 shares of our common stock, par value $.001 per share (“Common Stock”), 200,000 shares of common stock to each of our three newly appointed Board members.  The 600,000 shares had an aggregate value of $30,000 based on the current market price of our stock. The foregoing shares were issued in reliance of the exemption provided by section 4(2) of the Securities Act of 1933, as amended as such issuances were isolated private transactions by the Company which did not involve a public offering.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.           MINE SAFETY DISCLOSURES - Not Applicable.

ITEM 5.           OTHER INFORMATION

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

Date: May 15, 2012

ALTERNATE ENERGY HOLDINGS, INC.

By:	/s/ DONALD L. GILLISPIE
Donald L. Gillispie President, Chief Executive Officer and Director (principal executive officer)

By:	/s/ RICK J. BUCCI
Rick J. Bucci Vice-President and Chief Financial Officer (principal financial officer and principal accounting officer)