Form 10-Q
period 2012-06-30
ALTERNATE ENERGY HOLDINGS, INC.
filed 2012-08-14
CIK 1421874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

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
Yes☐    No  ☒

As of August 13, 2012, there were 326,562,791 shares of common stock, $0.001 par value per share, outstanding.

ALTERNATE ENERGY HOLDINGS, INC.

the terms “we”, “us”, “our”, “Company” , “AEHI” and “Alternate Energy Holdings” refer to Alternate Energy Holdings, Inc. and our wholly owned subsidiaries.

PART I - FINANCIAL INFORMATION

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 (Unaudited) AND DECEMBER 31, 2011

ASSETS	June 30 2012 Unaudited	December 31 2011
CURRENT ASSETS:
Cash and Cash Equivalents	$332,341	$268,691
Cash - Escrow	2,001,500	2,018,500
Prepaid Expenses	5,730	5,604
Short-Term Investments	-	1,540,655

Total Current Assets	2,339,571	3,833,450

PROPERTY AND EQUIPMENT - Net	53,772	61,099

OTHER ASSET
Payette County - Site Work	9,297	-

Total Other Asset	9,297	-

TOTAL ASSETS	$2,402,640	$3,894,549

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY
Accounts Payable	$1,117,366	$102,782

Total Current Liabilities	1,117,366	102,782

STOCKHOLDERS' EQUITY:
Common Stock, par value $.001, 500,000,000 shares authorized; 326,562,791 issued and 326,162,791 outstanding and 325,962,791 issued and 325,562,791 outstanding, respectively	326,563	325,963
Additional Paid in Capital	27,285,303	27,255,903
Accumulated Other Comprehensive Income(Loss)	-	(102,439)
Treasury Stock (400,000 shares at cost)	(20,000)	(20,000)
Deficit Accumulated During Development Stage	(26,306,592)	(23,667,660)

Total Stockholders' Equity	1,285,274	3,791,767

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,402,640	$3,894,549

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED INCOME STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2012 (Unaudited)

	Three Months June 2012	Three Months June 2011	Six Months June 2012	Six Months June 2011	Inception to June 30 2012

REVENUES	$-	$373,900	$-	$542,900	$923,650

COST OF SALES	-	360,219	-	521,806	929,237

GROSS PROFIT	-	13,681	-	21,094	(5,587)

OPERATING EXPENSES:
General and Administrative Expenses	1,775,664	972,428	2,441,452	1,633,084	27,117,690

NET LOSS FROM OPERATIONS	(1,775,664)	(958,747)	(2,441,452)	(1,611,990)	(27,123,277)

OTHER INCOME (EXPENSE)
Investment Income	392	67,816	25,236	145,064	466,853
Miscellaneous Income	-	-	-	-	9,186
(Loss) Gain on Sales of Investments	(16,403)	(27,736)	(222,716)	(118,720)	(516,901)
Impairment on Deposit	-	-			(100,000)
Impairment on Asset Held for Sale	-	-	-	-	(38,419)
Interest Expense	-	(7)	-	(48)	(4,034)
Total Other Income	(16,011)	40,073	(197,480)	26,296	(183,315)

LOSS BEFORE NON-CONTROLLING INTEREST IN VARIABLE INTEREST ENTITY	(1,791,675)	(918,674)	(2,638,932)	(1,585,694)	(27,306,592)

Non-Controlling Interest in Variable Interest Entity	-	-	-	-	1,000,000

Net Loss before Income Tax	(1,791,675)	(918,674)	(2,638,932)	(1,585,694)	(26,306,592)

Income Tax Expense	-	-	-	-	-

NET LOSS	$(1,791,675)	$(918,674)	$(2,638,932)	$(1,585,694)	$(26,306,592)

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized Holding (Loss) Gain Arising During the Period	(1,302)	17,862	102,439	62,605	-

COMPREHENSIVE LOSS	$(1,790,373)	$(936,536)	$(2,741,371)	$(1,648,299)	$(26,306,592)

BASIC AND DILUTED
NET LOSS PER COMMON STOCK	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	326,562,791	325,923,208	326,437,791	325,710,708

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2012 (Unaudited)

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
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2012 (Unaudited)

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

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2012 (Unaudited)

2010	Price per Share	Number of Common Shares Issued	Common Stock	Additional Paid in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Net Loss	Total
Issuance of Common Stock for Services
January	0.0500	17,500,000	17,500	857,500	-	-	-	875,000
February	0.0500	20,475,200	20,475	1,003,285	-	-	-	1,023,760
March	0.0500	1,307,546	1,308	64,069	-	-	-	65,377
April	0.0500	735,800	735	36,055	-	-	-	36,790
May	0.1000	100,000	100	9,900	-	-	-	10,000
June	0.1000	5,500,000	5,500	544,500	-	-	-	550,000
July	0.1500	5,854,465	5,854	872,316	-	-	-	878,170
August	0.5000	462,000	462	230,538	-	-	-	231,000
October	0.7000	145,000	145	101,355	-	-	-	101,500
November	0.7365	2,056,030	2,056	1,512,124	-	-	-	1,514,180
Issuance of Common Stock for Contract Option Fee
August	0.4000	500,000	500	199,500	-	-	-	200,000
September	0.7000	250,000	250	174,750	-	-	-	175,000
Issuance of Common Stock for Cash
January	0.0500	4,691,240	4,691	229,871	-	-	-	234,562
February	0.0500	42,188,960	42,189	2,067,259	-	-	-	2,109,448
March	0.0500	30,048,710	30,049	1,472,387	-	-	-	1,502,436
April	0.0500	4,610,000	4,610	225,890	-	-	-	230,500
May	0.1000	44,028,600	44,029	4,358,831	-	-	-	4,402,860
June	0.1000	7,348,580	7,349	727,509	-	-	-	734,858
July	0.4000	65,000	65	25,935	-	-	-	26,000
August	0.5000	425,000	425	212,075	-	-	-	212,500
September	0.7400	223,547	224	165,200	-	-	-	165,424
October	0.7000	279,145	279	195,123	-	-	-	195,402
November	0.7000	142,860	143	99,859	-	-	-	100,002
Net Loss		-	-	-	-	-	(8,487,722)	(8,487,722)
Other Comprehensive Loss		-	-	-	-	(243,773)	-	(243,773)
Balance - December 31, 2010		325,087,791	$325,088	$27,063,778	$(20,000)	$(243,773)	$(19,575,494)	$7,549,599
2011
Issuance of Common Stock for Services
April	0.1000	100,000	100	9,900	-	-	-	10,000
May	0.1031	1,750,000	1,750	178,750	-	-	-	180,500
September	0.1000	25,000	25	2,475	-	-	-	2,500
Cancellation of Common Stock for Services
June	0.7300	(1,000,000)	(1,000)	1,000	-	-	-	-
Net Loss		-	-	-	-	-	(4,092,166)	(4,092,166)
Other Comprehensive Income		-	-	-	-	141,334	-	141,334
Balance - December 31, 2011		325,962,791	325,963	27,255,903	(20,000)	(102,439)	(23,667,660)	3,791,767
2012
Issuance of Common Stock for Services
March	0.0500	600,000	600	29,400	-	-	-	30,000
Net Loss		-	-	-	-	-	(2,638,932)	(2,638,932)
Other Comprehensive Income		-	-	-	-	102,439	-	102,439
Balance - June 30, 2012		326,562,791	326,563	27,285,303	(20,000)	-	(26,306,592)	1,285,274

The accompanying notes are an integral part of these consolidated financial statements.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
AND THE PERIOD FROM INCEPTION (AUGUST 29, 2005) THROUGH JUNE 30, 2012 (Unaudited)

	Six Months June 30 2012	Six Months June 30 2011	Inception to June 30 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,638,932)	$(1,585,694)	$(26,306,592)
Adjustments to reconcile Net Loss to Net Cash
Used by Operating Activities -
Common Stock Issued for Services	30,000	190,500	12,659,836
Common Stock Issued for Contract Option Fee	-	-	400,000
Loss from Variable Interest Entity	-	-	(1,000,000)
Impairment on Asset Held for Sale	-	-	38,419
Depreciation	8,030	7,222	31,824
Loss (Gain) on Sales of Investments	222,716	118,721	516,901
Change in operating Assets and Liabilities -
Prepaid Expenses	(126)	-	5,730
Construction in Progress - Energy Neutral Homes	-	12,234	-
Accounts Payable	1,014,584	(31,300)	1,117,366
Accrued Payroll	-	(25,000)	-
Total Adjustments	1,275,204	272,377	13,770,076
Net Cash Used by Operating Activities	(1,363,728)	(1,313,317)	(12,536,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets	(705)	-	(85,598)
Payette County Site work	(9,297)	-	(9,297)
Purchase of Short-Term Investments	(5,307,941)	(437,554)	(20,993,212)
Proceeds from Sale of Short-Term Investments	6,728,321	1,953,184	20,464,853
Proceeds from Sale of Energy Neutral Model Home	-	278,000	278,000
Purchase of Energy Neutral Model Home	-	-	(316,419)
Net Cash Provided (Used) by Investing Activities	1,410,378	1,793,630	(661,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of Cash for Common Stock	-	-	14,552,030
Proceeds from Short-Term Borrowings	-	-	50,582
Payments on Short-Term Borrowings	-	-	(50,582)
Transfer to Escrow Account	(7,150,500)	-	(9,169,000)
Proceeds from Escrow Account	7,167,500	-	7,167,500
Cash Received from Non-Controlling Members	-	-	1,000,000
Purchase of Treasury Stock	-	-	(20,000)
Due to Related Party	46,000	106,914	152,914
Payment to Related Party	(46,000)	(106,914)	(152,914)
Payment to Employee	-	(60,000)	(60,000)
Due to Employee	-	-	60,000
Net Cash (Used) Provided by Financing Activities	17,000	(60,000)	13,530,530

NET INCREASE IN CASH	63,650	420,313	332,341

CASH - BEGINNING	268,691	234,426	-

CASH - ENDING	$332,341	$654,739	$332,341

Supplemental Disclosures:
Cash paid for Income Taxes	$-	$-	$-
Cash paid for Interest	$-	$48	$4,034

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

Energy Neutral, LLC

Energy Neutral™, a 100% wholly-owned subsidiary of the Company, was formed to assist homeowners, businesses and farmers to operate with minimal or no reliance on the electrical grid.  Energy Neutral’s primary services are:  design and construction of residential “energy neutral” homes, evaluating existing homes, businesses and farms for conservation and renewable energy potential; drafting plans to attain or approach energy neutrality; and working with wind, conservation and solar suppliers and installers to install products in the marketplace.   During 2010 and early 2011, Energy Neutral completed construction of six “energy neutral” homes in Boise, Idaho, which feature unique design elements as well as standard “energy neutral” elements, including the Energy Star certification and solar power generation.   All five homes and our model home were sold during the year of 2011, representing our first revenues, for gross sales proceeds of $923,650. We plan to begin franchising the concept to developers and builders in a few select markets starting during fiscal year 2013 through Energy Neutral Development, LLC, a wholly owned subsidiary of Energy Neutral, LLC.

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

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures balances of up to $250,000 per institution at June 30, 2012 and December 31, 2011.   The uninsured balances at June 30, 2012 and December 31, 2011 was $-0-.

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

Stock Based Compensation

Alternate Energy Holdings, Inc.’s non-employees, share-based expenses are recorded in accordance with FASB ASC 505-50. Alternate Energy Holdings, Inc. has not issued any stock options or stock warrants since its inception through June 30, 2012. For the six months ended June 30, 2012 and 2011, 600,000 shares valued at $30,000 and -0- shares of restricted stock were issued for officer/board services, respectively.

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

While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Adoption of the new guidance was effective in the first quarter fiscal 2012.

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

Payette County Site Work

Amount represents land improvements made to the entrance road of the future site of the Idaho Energy Complex.

Interim Statements

In the opinion of the management the accompanying unaudited financial statements contain all adjustments necessary for a fair presentation of the results for such periods.  The results of any interim period are not necessary indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s most recent audited financial statements included in its report on Form 10-K for the year ended December 31, 2011.

NOTE 2 - INCOME TAXES

Alternate Energy Holdings, Inc. uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  Alternate Energy Holdings, Inc. incurred net losses in the six months ending June 30, 2012 and 2011 and therefore, has no tax liability.  The deferred tax asset generated by the carry-forward is approximately $19,206,082 at June 30, 2012 and will expire in 2029.

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 2 - INCOME TAXES - continued

Components of deferred tax assets at June 30, 2012 are as follows:

Deferred tax asset – net operating loss Carry-forwards	$19,206,082
Valuation allowance	(19,206,082)
Net deferred tax asset	$-0-

The Company has adopted ASC 740-10 “Income Taxes”. As a result of the assessment the Company has recognized no material tax adjustments to the unrecognized tax benefits.  At the adoption date of January 1, 2008 and as of June 30, 2012, the Company has no unrecognized tax benefits.  By statute, tax years ending December 31, 2011 through 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

NOTE 4 - COMMITMENTS

Alternate Energy Holdings, Inc leases its office space under a two year lease and a home/office on a month-to-month basis under another lease. The two year lease is dated April 1, 2010 and expired April 30, 2012 and required monthly payments of $2,000. The current lease expired April 30, 2012 and was extended for one more year at a monthly payment of $2,150. Rent expense for the six months ending June 30, 2012 and 2011 was $12,150 and $25,000, respectively. The following is a schedule of future minimum payments under the operating lease at June 30, 2012:

For the year Ended December 31
2012	$12,900
2013	$8,600
Total	$21,500

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

The consolidated financial statements include the full operating activities of Reactor Development, LLC, with amounts allocated to Reactor Development, LLC disclosed under “Non-Controlling Interest in Variable Interest Entity” in the accompanying consolidated income statement.  Assets and liabilities of Reactor Development, LLC were $ -0- and $ -0-, respectively, at June 30, 2012 and December 31, 2011, respectively.

NOTE 6 – ASSET HELD FOR SALE

Alternate Energy Holdings, Inc constructed a model home to demonstrate that a competitively priced and energy cost efficient home can be constructed using energy-efficient techniques.  The home creates more power than it uses on a month-to-month basis. The home was to be used to market the Energy Neutral brand name, however it was sold in March 2011.

NOTE 7 – AVAILABLE-FOR-SALE-SECURITIES

The Company’s short-term investments consist of mutual funds that are professionally managed by an investment company.  The Company’s investments are classified as available-for sale and are recorded on the consolidated balance sheet at fair value based on Level 1 inputs.  Unrealized gains and losses on the investments are included as a separate component of other comprehensive income.  The Company will recognize an impairment charge if a decline in the fair value of its investments below cost basis is judged to be other-than-temporary.  Unrealized gains (losses), included in other comprehensive income at June 30, 2012 and 2011 were $-0- and $(181,161), respectively

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
.
NOTE 8 – DUE TO RELATED PARTY

In January 2011, the CEO advanced the Company $106,914 to cover working capital expenses. There were no formal repayment terms or interest charged on this advance. The monies were repaid in full in March 2011.

NOTE 9 – ESCROW

Cash in escrow represents monies held in an escrow account for a potential funding/investment agreement.

NOTE 10 – LEGAL PROCEEDINGS

Currently, a civil action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our Company, a officer and another person employed with the Company, violated federal securities laws, among other things making false and misleading statements, artificially inflating the Company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC” action).  The Company’s accounts were frozen on December 18, 2010 following the filing of the SEC action. However, a federal judge subsequently dropped the freeze on all of the Company’s assets February 4, 2011, that imposed certain relief pending a final adjudication on the merits of the SEC allegations.  The action is currently in the discovery phase and management is unable to determine the likelihood of an unfavorable outcome.  The trial is scheduled for October 2012. The Company’s directors and liability insurance policy’s reimbursable limit was exceeded in the second quarter of 2012; therefore the Company is now paying its own legal expenses to defend the Company and its officers in this case and expects legal expenses to continue through the trial.

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

ALTERNATE ENERGY HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LEGAL PROCEEDINGS - continued

As set forth in the agreement, if the settlement became final in June 2011, among other things, (i) the claims against the Defendants will be dismissed with prejudice and released, such that every member of the settlement class will be forever barred from asserting claims against the Defendants any claims alleged in the compliant or arising from the complaint, and (ii) a payment of $450,000 was made by the Company in June 2012.  The Defendants have denied and continue to deny each and all claims alleged by the plaintiffs in the Class Action Litigation.  Nonetheless, the defendants have agreed to the agreement to eliminate the uncertainty, distraction, burden and expense of further litigation. In June 2012, the payment of $450,000 was paid out of insurance proceeds under the Company’s Director’s and Liability insurance policy.

Burlile et al v AEHI Litigation – Lawsuit filed in April 2012 that attempts to overturn the County of Payette rezoning of the Payette County site.  The Company plans to vigorously defend the case as it references many of the same complaints of the SEC litigation.  A motion to dismiss the Compliant is scheduled to be heard on August 27, 2012.

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

NOTE 11- GOING CONCERN

Alternate Energy Holdings Inc’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction in the normal course of business. The Company has accumulated a deficit of $26,306,592 at June 30, 2012.

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

Energy Neutral, LLC

Energy Neutral™, a 100% wholly-owned subsidiary of the Company, was formed to assist homeowners, businesses and farmers to operate with minimal or no reliance on the electrical grid.  Energy Neutral’s primary services are:  design and construction of residential “energy neutral” homes, evaluating existing homes, businesses and farms for conservation and renewable energy potential; drafting plans to attain or approach energy neutrality; and working with wind, conservation and solar suppliers and installers to install products in the marketplace.   During 2010 and early 2011, Energy Neutral completed construction of six “energy neutral” homes in Boise, Idaho, which feature unique design elements as well as standard “energy neutral” elements, including the Energy Star certification and solar power generation.   All five homes and the model home were sold during the year of 2011, representing our first revenues, for gross sales proceeds of approximately $923,650. We plan to begin franchising the concept to developers and builders in a few select markets starting during the fiscal year 2013 through Energy Neutral Development, LLC, a wholly owned subsidiary f Energy Neutral, LLC.

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

From inception through June 30, 2012, the Reactor Land Development private placement has raised gross proceeds of $1,000,000 in exchange for a 1% equity interest in Reactor Land Development.  If the Reactor Land Development, LLC private placement does not raise the entire $150.0 million listed above, the Company will seek to raise the remaining balance through debt financing and/or a public or private equity offering.  The Company may adjust the budget categories in the execution of its permitting and development plans.  The above line items represent managements best estimates, none of the line items is to be considered fixed or unchangeable.

Although the Company reserves the right to reallocate the funds according to field experience, the Company believes that the net proceeds from the planned offering will be sufficient to fund its initial capital requirements for the next year for operations.  The foregoing assumes the offering will be fully subscribed, but there can be no assurance the Company will not require additional funds if unforeseen issues arise.  Any additional required funds over the maximum offering amount will need to be financed as a loan.  The availability and terms of any future financing will depend on market and other conditions. The amount of proceeds and uses are based upon the projections by management, which may also change according to unforeseen future events and market changes.  There are no commitments for loans as of June 30, 2012.

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

Consolidated Results of Operations

Comparison of the Three Months Ended June 30, 2012 to June 30, 2011

During the three months ended June 30, 2012, we recognized revenues of $-0- as compared to $373,900 and cost of sales of $-0- and $360,219 for the same period in the prior fiscal year.  The decrease in revenues is due to no sales of any Energy Neutral homes in 2012 as compared to two sales that occurred during the three months ended June 30, 2011.  During the three months ended June 30, 2012, we incurred operating expenses of $1,775,664 compared to $972,428 during the three months ended June 30, 2011. The following table is a comparison of the significant operational expenses that we incurred during the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30, 2012	June 30, 2011	INCREASE (DECREASE)

Consulting services	$84,999	$284,469	$(199,470)
Marketing services	$-0-	$42,871	$(42,871)
Board/Officer Services	$-0-	$153,000	$(153,000)
Legal fees	$1,209,218	$92,723	$1,116,495
Land Option Fees	$100,000	$-0-	$100,000

During the three months ended June 30, 2012 the Company engaged various attorneys in connection with our legal proceedings and the fact the Company's directors and liability insurance policy has exceeded its limit of reimbursable expenses, therefore the Company is paying all of the legal expenses in connection with defending the Copanmy and it Officers. We did not have any expense for marketing services. Marketing expenses for the prior year’s period were incurred in connection with the efforts to obtain Payette County rezone approval which occurred during the second quarter of fiscal year 2012.  Land Option fees relate to the Payette County site.

During the three months ended June 30, 2012, we recognized a net loss of $(1,791,675) compared to a net loss of $(918,674) during e three months ended June 30, 2011. The increase of $873,001 in net loss was due mainly to higher legal expenses incurred during the three months ended June 2012. The Company’s basic and diluted loss per share was $.01 and $.00 during the three months ended June 30, 2012 and 2011, respectively.

Comparison of the Six Months Ended June 30, 2012 to June 30, 2011

During the six months ended June 30, 2012, we recognized revenues of $-0- as compared to $542,900 and cost of sales of $-0- and $521,806 for the same period in the prior fiscal year.  The decrease in revenues is due to no sales of any Energy Neutral homes in 2012 as compared to three sales that occurred during the six months ended June 30, 2011.  During the six months ended June 30, 2012, we incurred operating expenses of $2,441,452 compared to $1,633,084 during the six months ended June 30, 2011. The following table is a comparison of the significant operational expenses that we incurred during the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30, 2012	June 30, 2011	INCREASE (DECREASE)

Consulting services	$179,365	$366,977	$(187,612)
Marketing services	$-0-	$79,175	$(79,175)
Board/Officer Services	$30,000	$153,000	$(123,000)
Legal fees	$1,306,391	$321,630	$984,761
Land Option Fees	$100,000	$-0-	$100,000

During the six months ended June 30, 2012 the Company engaged as various attorneys in connection with our legal proceedings and the fact the Company's directors and liability insurance policy has exceeded its limit of reimbursable expenses, therefore the Company is paying all of the legal expenses in connection with defending the Copanmy and it Officers. We did not have any expense for marketing services. Marketing expenses for the prior year’s period were incurred in connection with the efforts to obtain Payette County rezone approval which occurred during the second quarter of fiscal year 2012.  Travel related expenses are higher in 2012 due to Greene World Water travel expenses to market and promote the desalinization units.

During the six months ended June 30, 2012, we recognized a net loss of $(2,638,932) compared to a net loss of $(1,585,694) during the six months ended June 30, 2011. The increase of $1,053,238 in net loss was due mainly to higher legal expenses incurred during the six months ended June 2012. The Company’s basic and diluted loss per share was $.00 during the six months ended June 30, 2012 and 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had total of cash and cash equivalents of $332,341, total current assets of $2,339,571 and current liabilities of $1,117,366. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	Cash Flow Six Months Ended June 30,
	2012	2011

Net cash used by operating activities	$(1,363,728)	$(1,313,317)
Net cash provided by investing activities	$1,410,378	$1,793,630
Net cash used by financing activities	$17,000)	$(60,000)
Net cash inflow	$63,650	$420,313

Operating Activities

During the six months ended June 30, 2012, the net cash used in our operating activities was $1,363,728. During the six months ended June 30, 2011, the net cash used in our operating activities was $1,313,317. Net cash used in our operating activities increased by $50,411 for the six months ended June 30, 2012 as compared to the same period in 2011. This increase in funds used by our operating activities was primarily due to a increase of the cash expenditures for the legal expenses in 2012.

Investing Activities

During the six months ended June 30, 2012, the net cash provided by our investing activities was $1,410,378, comprised of the net proceeds from the sale of short-term investments. The net cash provided in our investing activities was $1,793,630 for the six months ended June 30, 2011, comprised of net proceeds from the sale of short-term investments and the purchase of the Energy Neutral model home.

Financing Activities

Net cash used provided by financing activities for 2012 of $17,000 compared to used of $60,000 in 2011. The increase by $77,000 for the six months ended June 30, 2012 as compared to the same period of 2011 was primarily due to the repayment of amount due to employee in 2011.

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

Critical Accounting Policies

The Company has identified the policies below as critical to the Company business operations and the understanding of the Company results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements beginning on page 9 for the three months ended June 30, 2012.  Note that the Company’s preparation of this document requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company’s financial statements, and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

Alternate Energy Holdings, Inc. considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash equivalents are stated at cost, which approximates fair value. The Federal Deposit Insurance Corporation insures balances of up to $250,000 per institution at June 30, 2012 and December 31, 2011.  The uninsured balances at June 30, 2011 and December 31, 2011 was $-0-.

Stock-Based Compensation

The Company’s non-employees, share-based expenses are recorded in accordance with FASB ASC 505-50. The Company has not issued any stock options or stock warrants since its inception through June 30, 2012.

Off-Balance Sheet Arrangement

As of June 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Changes in United States interest rates would affect the interest earned on our cash and cash equivalents.   Based on our overall cash and cash equivalents interest rate exposure at June 30, 2012, a near-term change in interest rates, based on historical movements, would not have a material adverse effect on our financial position or results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2012, the end of the period covered by this Quarterly Report.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of June 30, 2012.

There were no significant changes in the Company’s internal controls over financial reporting, during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As set forth in the agreement, if the settlement became final in June 2012, among other things, (i) the claims against the Defendants will be dismissed with prejudice and released, such that every member of the settlement class will be forever barred from asserting claims against the Defendants any claims alleged in the compliant or arising from the compliant, and (ii) a payment of $450,000 will be made by the Company in June 30, 2012.  The Defendants have denied and continue to deny each and all claims alleged by the plaintiffs in the Class Action Litigation.  Nonetheless, the defendants have agreed to the agreement to eliminate the uncertainty, distraction, burden and expense of further litigation.  The payment of the $450,000 was paid out of insurance proceeds under the Company’s Director’s and Liability Insurance Policy.

Other Legal Proceedings

Currently, a civil action initiated by the U.S. Securities and Exchange Commission (“SEC”) is pending in the U.S. District Court for the District of Idaho, alleging, among other things, that our Company, a officer and another person employed with the Company, violated federal securities laws, among other things making false and misleading statements, artificially inflating the Company’s stock price, and subsequently liquidating the stock through secret sales (the “SEC” action).  The Company’s accounts were frozen on December 18, 2010 following the filing of the SEC action. However, a federal judge subsequently dropped the freeze on all of the Company’s assets February 4, 2011, that imposed certain relief pending a final adjudication on the merits of the SEC allegations.  The action is currently in the discovery phase and management is unable to determine the likelihood of an unfavorable outcome.  The trial is scheduled for October 2012. The Company’s directors and liability insurance policy’s reimbursable limit was exceeded in the second quarter of 2012; therefore the Company is now paying its own legal expenses to defend the Company and its officers in this case and expects legal expenses to continue through the trial.

Burlile et al v AEHI Litigation – Lawsuit filed in April 2012 that attempts to overturn the County of Payette rezoning of the Payette County site.  The Company plans to vigorously defend the case as it references many of the same complaints of the SEC litigation. A motion to dismiss the Compliant is scheduled to be heard on August 27, 2012.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2012, we issued an aggregate of 600,000 shares of our common stock, par value $.001 per share (“Common Stock”), 200,000 shares of common stock to each of our three newly appointed Board members.  The 600,000 shares had an aggregate value of $30,000 based on the current market price of our stock. The foregoing shares were issued in reliance of the exemption provided by section 4(2) of the Securities Act of 1933, as amended as such issuances were isolated private transactions by the Company which did not involve a public offering.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.         MINE SAFETY DISCLOSURES
– Not Applicable.

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

Date: August 13, 2012

ALTERNATE ENERGY HOLDINGS, INC.

By:	/s/ DONALD L. GILLISPIE
Donald L. Gillispie President, Chief Executive Officer and Director (principal executive officer)

By:	/s/ RICK J. BUCCI
Rick J. Bucci Vice-President and Chief Financial Officer (principal financial officer and principal accounting officer)